Form 10QSB
period 1996-03-31
QUADRATECH INC \NV\
filed 1996-12-06
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/ / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ___________ TO __________.


For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER 0-2686


                                QUADRATECH, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      NEVADA                               95-4396848
-----------------------------------------------         -----------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)


10804 SOUTH LA CIENEGA BLVD., INGLEWOOD, CA                   90306
-----------------------------------------------         ------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         310-649-0780
                                                        -------------------

                                      N/A
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes / /    No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 1996, there were outstanding 12,967,362 shares of the Registrant's Common Stock, $.001 par value.

        Transitional Small Business Disclosure Format:  Yes / /    No /X/

                         PART I: FINANCIAL INFORMATION
                                     INDEX

                                                                     Page Number
                                                                     -----------
ITEM 1: Financial Statements

Consolidated Balance Sheet as of March 31, 1996 (Unaudited)  . . . . . .  2
Consolidated Statements of Operations for the three months
  ended March 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . .  4
Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .  5

ITEM 2: Management's Discussion and Analysis or
        Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . .  6

                          PART II: OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  6

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART I. FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS

                                QUADRATECH  INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                           MARCH 31, 1996                      MARCH 31, 1995
ASSETS
------
CURRENT ASSETS

         Cash in Bank - checking                                                 $232                   23.996
         Cash in Savings                                                      114,471
         Trade Receivables                            $ 47,589
         Less:  Allowance for Doubtful                  26,960                 20,629                    2,934
                                                      --------
         Other Loans                                                            1,915                    3,000
         Inventory                                                             28,271                   25,235
         Prepaid Expenses                                                       5,832
         Deferred Income Taxes                                                 10,667
                                                                            ---------
         Security Deposit                                                                                4,530
         Motor Vehicle                                                                                   2,500

               Total Current Assets                                         $ 182,017                   62,195
                                                                            ---------                 --------

Plant & Equipment

         Plant & Equipment                                                  $ 231,568
         Less: Accum Deprec                                                   (29,739)
                                                                            ---------

                                                                              201,829                   32,753

Other Assets

        Patents Marks & Copyrights                    $ 16,575
         Less: Accum Amortization                         (386)                16,189                   22,490
                                                      ---------

        Deposits                                                               26,087
        Deferred Income Taxes                                                 565,062
                                                                            ---------
                                                                              607,338

Total Assets                                                                $ 991,184                $ 116,938
                                                                            =========                =========

                                QUADRATECH INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                      MARCH 31, 1996            MARCH 31, 1995
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

        Accounts Payable                                 $  80,685                   159,189
        Accrued Expenses                                   150,815                       786

        Deposits                                            27,500
        Loan Payable - Officer/Shareholder                 195,762                   100,000

        Total Liabilities                                  454,762                   259,975

Stockholders Equity

        Common stock, $.001 par value
        authorized 50,000,000 shares Issued
        and outstanding as of March 31,
        12,967,362 shares                                   12,967                    10,836

        Paid in Capital                                  1,659,620                   598,244

        Accumulated deficit                             (1,136,165)                  752,117
                                                        -----------
                                                           536,422

        Total Liabilities and Stockholders Equity       $  991,184                   116,938
                                                        ==========                 =========


                See notes to consolidated financial statements.

                                QUADRATECH INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

THREE MONTHS ENDED:                                MARCH 31, 1996            MARCH 31, 1995
Revenue                                                   $30,678                   4,795

Cost of Sales                                              17,199                  11,331
                                                     ------------            ------------

Gross Profit: /Loss                                        13,479                  (6,535)


Selling, General and Administrative Expenses              239,420                  74,890
                                                     ------------            ------------

Losses from Operations                               ($   225,941)                (81,425)
                                                     ------------            ------------

Net Loss Per Share                                           (.03)                  (.075)

Weighted Average Number of Common Shares Outstanding
at March 31,                                           12,825,098              10,836,459

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-QSB AND ITEM 310(b) OF INITIAL CAP REGULATION S-B. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED.


NOTE B - EARNINGS PER SHARE

THE COMPANY CALCULATES EARNINGS PER SHARE BASED ON THE AVERAGE NUMBER OF SHARES OUTSTANDING FOR THE PERIOD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

IN 1996, THE COMPANY FOCUSED ON MARKETING ITS FLUSH IT LITTER TO ADDITIONAL SUPERSTORE CHAINS, ANIMAL SUPPLIES CO-OPS AND TO INDIVIDUAL PET SUPPLIES STORES IN THE UNITED STATES AND CANADA.

THE COMPANY RECEIVED AN ADDITIONAL ORDER FROM PETCO ANIMAL SUPPLIES INC. IN THE FIRST QUARTER FLUSH IT WAS PLACED ON THE SHELVES OF 87 PETCO SUPERSTORES IN SOUTHERN CALIFORNIA. PETCO CURRENTLY OPERATES 255 PET SUPPLY RETAILS STORES, INCLUDING 169 SUPERSTORES, IN 15 STATES AND THE DISTRICT OF COLUMBIA.

THE COMPANY MOVED ITS HEADQUARTERS DURING THE FIRST QUARTER OF THIS YEAR AND INCURRED ADDITIONAL COSTS CONNECTED WITH THE MOVE AND REFURBISHMENT OF THE NEW FACILITY.

TOTAL REVENUES FOR THE FIRST QUARTER WERE $30,678 AN INCREASE OVER FIRST QUARTER OF 1995.

THE COMPANY'S NET LOSS OF $225,941 REPRESENTS AN INCREASE COMPARED TO FIRST QUARTER 1995.

SELLING, GENERAL AND ADMINISTRATIVE COSTS ALSO ROSE IN COMPARISON TO FIRST QUARTER 1995 AS A RESULT OF THE ACQUISITION OF ADDITIONAL PRODUCTION EQUIPMENT AND ESTABLISHING SALES AND MARKETING DIVISION AND NETWORKS AND INCREASED MARKETING COSTS ASSOCIATED WITH THE SALE OF PRODUCTS TO CUSTOMERS.

LIQUIDITY AND CAPITAL RESOURCES -

THE LIQUIDITY OF THE COMPANY AND ITS AVAILABLE CAPITAL RESOURCES HAVE IMPROVED. THE INCREASES ARE PRINCIPALLY DUE TO THE SALE AND ISSUANCE OF STOCK FOR CASH OR IN CANCELLATION OF INDEBTEDNESS.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS:  NONE

          (B)  REPORTS ON FORM 8-K:  NONE

                               QUADRATECH, INC.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUADRATECH, INC.
                                        ---------------------------------
                                                (Registrant)


        Date: December 5, 1996          /s/  MARIA COMFORT
                                        ---------------------------------
                                        Maria Comfort, Chief Executive Officer


        Date: December 5, 1996          /s/  WILLIAM SNYDER
                                        ---------------------------------
                                        William Snyder, Treasurer