Form 10QSB
period 1996-06-30
QUADRATECH INC \NV\
filed 1996-12-06
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

/ / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________.


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1996, there were outstanding 13,349,012 shares of the Registrant's Common Stock, $.001 par value.

        Transitional Small Business Disclosure Format:  Yes / /    No /X/

                         PART I: FINANCIAL INFORMATION
                                     INDEX

                                                                     Page Number
                                                                     -----------
ITEM 1: Financial Statements

Consolidated Balance Sheet as of June 30, 1996 (Unaudited) . . . . . . .  2
Consolidated Statements of Operations for the six months
  ended June 30, 1996 and 1995 (Unaudited) . . . . . . . . . . . . . . .  4
Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .  5

ITEM 2: Management's Discussion and Analysis or
        Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . .  6

                          PART II: OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  6

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART I. FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS

                                QUADRATECH, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                          JUNE 30, 1996                        JUNE 30, 1995
ASSETS
------
CURRENT ASSETS

         Cash in Savings                         8,743                              111,422
         Trade Receivables                      37,314                                3,114
         Less:  Allowance for Doubtful          18,827                               18,487
                                             ---------

         Other Loans                            13,234                                3,000
         Inventory                              45,598                               25,235
         Prepaid Expenses                        5,832
         Deferred Income Taxes                  10,667
                                             ---------
         Security Deposit                                                             4,530
         Motor Vehicle                                                                2,500
                                                                                   --------
               Total Current Assets          $ 102,562        Total June 30, 1995   149,801
                                             ---------                             --------

Plant & Equipment

         Plant & Equipment                   $ 232,419
         Less: Accum Deprec                    (34,839)
                                             ---------
                                               197,580                               32,753

Other Assets

        Patents Marks & Copyrights           $  16,575
        Less: Accum Amortization                  (486)
                                            ----------
                                                16,089                               22,490
        Deposits                                26,087
        Deferred Income Taxes                  565,062
                                             ---------
                                               607,138

Total Assets                                 $ 907,380                             $205,044
                                             =========                             ========

                                QUADRATECH, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                       JUNE 30, 1996            JUNE 30, 1995
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

        Bank Overdraft                                   $  13,925
        Accounts Payable                                    40,089                   170,905
        Accrued Expenses                                   167,764                     1,575

        Deposits                                            27,500
        Loan Payable - Officer/Shareholder                 288,262                   100,000

Stockholders Equity

        Common stock, $.001 par value
        authorized 50,000,000 shares issued
        and outstanding 13,349,012                          13,349                    11,168

        Paid in Capital                                  1,684,738                   770,283

        Accumulated deficit                             (1,328,247)                 (848,885)
                                                        -----------


        Total Liabilities and Stockholders Equity       $  907,380                 $ 205,044
                                                        ==========                 =========


                See notes to consolidated financial statements.

                                QUADRATECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

SIX MONTHS ENDED:                                    JUNE 30, 1996            JUNE 30, 1995
Revenues                                                  $58,498                  14,104

Cost of Sales                                              30,442                  41,477
                                                     ------------            ------------

Gross Profit/Loss                                          28,056                 (27,373)


Selling, General and Administrative Expenses              446,078                 270,821
                                                     ------------            ------------

Losses from Operations                                   (418,022)               (298,194)
                                                     ============            ============

Net Loss Per Share                                           (.04)                 (.0267)

Weighted Average Number of Common Shares Outstanding   12,929,253              11,168,745

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


NOTE B - EARNINGS PER SHARE

THE COMPANY CALCULATES EARNINGS PER SHARE BASED ON THE AVERAGE NUMBER OF SHARES OUTSTANDING FOR THE PERIOD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE MANAGEMENT FOCUSED ON REFINING ITS PATENTED TECHNOLOGIES AND DEVELOPING INITIAL PRODUCT SALES.

COMPANY PRODUCTION CAPACITY WAS IMPROVED TO SUCCESSFULLY AID IN THE MANUFACTURING AND MARKETING OF THE COMPANY'S OIL ABSORBENT MATERIAL PRODUCTS IN THE UNITED STATES AND ASIA.

THE COMPANY BEGAN TESTING A REVOLUTIONARY NEW EQUINE BEDDING MATERIAL CALLED STABLEMATE. STABLEMATE, A NON TOXIC BEDDING MADE FROM RECYCLED PAPER PRODUCTS COATED WITH PATENTED 4TK DETOXIFYING AGENT, IS PRICED COMPETITIVE WITH CURRENT BEDDING PRODUCTS AND OFFERS SEVERAL MAJOR ADVANTAGES OVER EXISTING PRODUCTS.

TOTAL REVENUE FOR SECOND QUARTER $58,498 REPRESENTING AN INCREASE OVER SECOND QUARTER OF 1995.

THE COMPANY'S LOSS OF $419,022 REPRESENTS AN INCREASE COMPARED TO
SECOND QUARTER OF 1995.

SELLING, GENERAL AND ADMINISTRATIVE COSTS ALSO ROSE TO $446,078 AS A
RESULT OF THE CONTINUING COSTS ASSOCIATED WITH THE MOVE, ACQUISITION OF PRODUCTION AND PRODUCTION EQUIPMENT, DEVELOPING SALES AND MARKETING PRESENTATIONS AND NETWORKS AND INCREASING MARKETING COST ASSOCIATED WITH THE SALE OF PRODUCTS TO ITS CUSTOMERS.

LIQUIDITY AND CAPITAL RESOURCES -

THE LIQUIDITY OF THE COMPANY AND ITS AVAILABLE CAPITAL RESOURCES HAVE DECREASED PRIMARILY DUE TO THE ACQUISITION OF PRODUCTION EQUIPMENT. THE DECREASE WAS PARTIALLY OFFSET BY THE SALE AND ISSUANCE OF STOCK FOR CASH OR IN CANCELLATION OF INDEBTEDNESS.

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