Form 10QSB
period 1996-09-30
QUADRATECH INC \NV\
filed 1996-12-06
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

/ / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1996, there were outstanding 13,557,322 shares of the Registrant's Common Stock, $.001 par value.

        Transitional Small Business Disclosure Format:  Yes / /    No /X/

                         PART I: FINANCIAL INFORMATION
                                     INDEX

                                                                     Page Number
                                                                     -----------
ITEM 1: Financial Statements

Consolidated Balance Sheet as of September 30, 1996 (Unaudited)  . . . .  2
Consolidated Statements of Operations for the nine months
  ended September 30, 1996 and 1995 (Unaudited)  . . . . . . . . . . . .  4
Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .  5

ITEM 2: Management's Discussion and Analysis or
        Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . .  6

                          PART II: OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  6

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART I. FINANCIAL INFORMATION

             ITEM 1. FINANCIAL STATEMENTS

                                QUADRATECH, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                           SEPTEMBER 30, 1996                    SEPTEMBER 30, 1995
ASSETS
------
CURRENT ASSETS

         Cash in Savings                                                    $   8,713                   67,050
         Trade Receivables                                                     42,314
         Less:  Allowance for Doubtful                  25,611
                                                      --------                 16,703                   63,784
         Other Loans                                                           26,259                   17,400
         Inventory                                                             41,870                   25,235
         Prepaid Expenses                                                       5,832
         Deferred Income Taxes                                                 10,667
                                                                            ---------
         Furn & Fixture                                                                                 12,635
         Automobile                                                                                      2,500
               Total Current Assets                                         $ 110,044                 $188,604
                                                                            ---------                 --------
Plant & Equipment

         Plant & Equipment                                                  $ 243,649                   52,485
         Less: Accum Deprec                                                   (39,939)                 (14,264)
                                                                            ---------                  -------

                                                                              203,710

Other Assets

        Patents Marks & Copyrights                    $ 16,575                                          22,490
         Less: Accum Amortization                         (586)
                                                      --------
                                                        15,989

        Deposits                                        26,087                                           7,030
        Deferred Income Tax                            565,062
                                                      --------
                                                       607,138

Total Assets                                          $920,892                                        $257,345
                                                      ========                                        ========

                                QUADRATECH INC.

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                      SEPTEMBER 30, 1996        SEPTEMBER 30, 1995
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

        Bank Overdraft                                  $    2,036
        Accounts Payable                                    35,978                   178,857

        Accrued Expenses                                   147,670                     2,745
        Deposits                                            15,229
        Loan Payable - Officer/Shareholder                 358,262                   100,000
                                                           559,175

Stockholders Equity

        Common stock, $.001 par value
        authorized 50,000,000 shares Issued
        and outstanding 13,557,322                          13,557                    11,168

        Paid in Capital                                  1,864,940                   864,681

        Accumulated deficit                             (1,516,780)                  900,106
                                                        -----------
                                                           361,717                    24,256

        Total Liabilities and Stockholders Equity       $  920,892                  $257,345
                                                        ==========                  ========


                See notes to consolidated financial statements.

                                QUADRATECH, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


NINE MONTHS ENDED:                                 SEPTEMBER 30, 1996
Revenue                                              $    111,895

Cost of Sales                                              58,230
                                                     ------------

Gross Profit:                                              53,665


Selling, General and Administrative Expenses              660,220
                                                     ------------

Losses from Operations                               ($   606,555)
                                                     ============

Net Loss Per Share                                           (.04)

Weighted Average Number of Common Shares Outstanding   12,929,253

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


NOTE B - EARNINGS PER SHARE

THE COMPANY CALCULATES EARNINGS PER SHARE BASED ON THE AVERAGE NUMBER OF SHARES OUTSTANDING FOR THE PERIOD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

QUADRATECH, HEADQUARTERED IN INGLEWOOD, CALIFORNIA CONDUCTS OPERATIONS PRIMARILY THROUGH ITS OSA, INC SUBSIDIARY. THE COMPANY DEVELOPS, PRODUCES AND MARKETS WASTE TO ENERGY AND OTHER ENVIRONMENTAL AND CONSUMER PRODUCTS. OSA CURRENTLY MARKETS A RANGE OF PRODUCTS DESIGNED TO ASSIST IN OIL SPILL CLEANUPS, PRODUCTS THAT ARE FIRE RETARDANT AND ABLE TO ABSORB TOXIC CHEMICALS SUCH AS SULFURIC ACID AND A LINE OF CONSUMER PRODUCTS INCLUDING FLUSH IT, STABLEMATE, FIRE LOG AND A COMPOST ADDITIVE DESIGNED TO INCREASE THE WATER RETENTION OF COMMERCIALLY AVAILABLE COMPOST.

TOTAL REVENUES FOR THE THIRD QUARTER $111,895 INCREASED FROM THIRD QUARTER OF 1995.

SELLING, GENERAL AND ADMINISTRATIVE COSTS ALSO ROSE FROM ____________ TO $660,220 DUE TO A REORGANIZATION OF THE SALES AND MARKETING DIVISIONS AND NETWORKS AND INCREASED MARKETING COSTS.

LIQUIDITY AND CAPITAL RESOURCES -

THE LIQUIDITY OF THE COMPANY AND ITS AVAILABLE CAPITAL RESOURCES HAVE DECREASED DUE TO THE ACQUISITION OF PRODUCTION EQUIPMENT AND INCREASED SG&A. THE DECREASE WAS PARTIALLY OFFSET BY RECOGNITION OF A DEPOSIT FROM THE SANWA WAREHOUSE GROUP AND THE SALE OR ISSUANCE OF STOCK FOR CASH OR IN CANCELLATION OF INDEBTEDNESS.

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