Form 10KSB
period 1996-12-31
QUADRATECH INC \NV\
filed 1998-06-01
CIK 1001433

Commission File No. 000-26856

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                                QUADRATECH, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


                Nevada                           95-4396848
   -------------------------------            ----------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

         126 West Maple Avenue
       Monrovia, California 91016                   89706
----------------------------------------          ----------
(Address of principal executive offices)          (Zip code)

Issuer's telephone number: (626) 358-5995

Securities to be registered pursuant to Section 12(b) of the Act:
                                      none
Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               ------------------
                                (Title of Class)

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

      As of December 31, 1996, there were 13,093,974 shares of the Registrant's Common Stock, $.0001 par value, outstanding.

      The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $7,978,480.

      State the Registrant's revenues for the December 31, 1996 fiscal year: $98,489.


                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
Item 1.   Description of Business..............................................  _

Item 2.   Description of Property..............................................  _

Item 3.   Legal Proceedings....................................................  _

Item 4.   Submission of Matter to Vote of Security Holders.....................  _

Item 5.   Market for Common Registrant Equity and Related Stockholder Matter...  _

Item 6.   Management's Discussion and Analysis or Plan of Operation............  _

Item 7.   Financial Statements.................................................  _

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.................................................  _

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act....................  _

Item 10.  Executive Compensation...............................................  _

Item 11.  Security Ownership of Certain Beneficial Owners and Management.......  _

Item 12.  Certain Relationships and Related Transactions.......................  _

Item 13.  Exhibits and Reports on Form 8-K.....................................  _


Item 1.        Description of Business.

Introduction.

        Quadratech, Inc. (the "Company") was incorporated on February 4, 1984 under the laws of the State of Utah. On March 19, 1990, the Company changed its domicile from the State of Utah to the State of Nevada. Until August 1993, the Company had no operations. In 1993, the Company entered into an agreement and plan of reorganization with the shareholders of (OSA) Oil Scavenger Absorbent, a California corporation ("OSA, Inc."). The shareholders of OSA, Inc. received 5,500,000 shares of the Company's stock, representing 60% of the then outstanding shares in exchange for all of their issued and outstanding shares of stock in OSA, Inc.

        OSA, Inc. was incorporated in 1992 to act as a distribution company for oil absorbent products. Its shareholders were Maria Comfort, Ed V. Lunenschloss, William Snyder, Michael Montgomery and John Sullivan. With dissatisfaction of products then on the market, the Company developed its oil absorbent product.

Business of the Company.

        The Company is a developer and manufacturer of waste-to-energy and other environmental products. The development of a product consists of identifying and evaluating potential products, and if the evaluation is favorable, obtaining all of the requisite components required to complete the product, including financing and governmental approvals.

        The Company's current business strategy is to develop and expand its product lines in the existing hazardous material and environmental markets. The Company is also focusing on distribution of its products in various environmental markets and to continue to do new research and development.

The Industry.

        Waste-to-energy is a large segment of the hazardous material and environmental markets. The manufacture of a product used for the clean-up of hazardous spills of oil and oil-based petrochemicals was the initial market sought by the Company. An oil absorbent material is used to absorb the spilled oil. The oil is squeezed out of the absorbent material and returned to the refinery. The used oil absorbent material can then be pressed (recycled) into a fire log or briquettes or bricks which creates more heat, less ash and a cleaner burn than natural gas or other fire logs currently being marketed. The savings in landfill costs begin with the acquisition and use of the recycled paper and continues when the product is used again as a burning agent rather than be land filled with the used oil.

        The rapidly-growing hazardous material industry is relatively new. The Company's products are currently being introduced into the industrial and manufacturing markets.

        As of the date hereof, the Company has four primary product lines: oil absorbent material and floor sweeps; pet litter and animal bedding absorbent; acid absorbents; and composting material. Each product line has its own market. The oil absorbent material is sold in the hazardous material waste-to-energy market; the pet litter is a grocery store and catalog item, (unique in its ability to be flushed down toilets, cleaning the drains). The acid absorbent enables users of caustic acids to discard a non-hazardous product. The compost material saves water while seeds germinate within.

Research and Development.

        The Company first developed its oil absorbent material using a proprietary formula for detoxifying toxic waste paper. Because of this formula, the other products were developed in a similar way, beginning with the floor sweep and then the pet litter. A need for the oil absorbent material to be fire proof led to the development of a fire-proof material which retards fire beyond 3000(0)f. This, in turn, is used in the Company's floor sweep product as an absorbent for 1.5ph sulphuric acid and as the basis for the acid absorbent.

Products.

A. Oil Absorbent Materials and Alternative-Energy Products. The Company obtained by assignment from Ed V. Lunenschloss U. S. Patent No. 5,248,391 issued on September 28, 1993 for its oil absorbent material and currently has the rights/ an unrestricted license as an oil-spill cleanup agent, in accordance with Title 23, Division 3, Chapter 10, of the California Code of Regulations. The Company believes that there are other licensed competitors whose products may be used on a restricted basis, i.e., their products, unlike the Company's cannot be deployed or used in free form in open waterways. Further, such absorbent products are classified as a renewable energy source.

        The Company's fire log, a "by product" of the oil absorbent material, is being developed as an alternate energy source, to satisfies the Environmental Protection Agencies' need for oil-spill recycling component. After oil has been retrieved by the Company's oil absorbent material, most of the oil is thereafter squeezed out. The remaining slightly oily (about 15%) absorbent material is then compressed into a fire log by a special compression process. With the remaining oil, the fire log burns extremely hot, long, and clean, and leaves less than 1% ash. The Company believes that the fire log will be an excellent alternative energy source.

B. Floor Sweeps. The Company's floor sweep products absorb and retrieve spilled oil and waste water from airplanes (jet fuel), gasoline stations (gas and diesel), machine shops, barge floors, repair shops and caustic acids, such as battery electrolytes, chromium acid and sulfuric acid.

C. Pet Litter. Flush-It(TM) Pet Litter, made from recycled paper, primarily for the feline market, is more absorbent than clay, silica, and diatomaceous earth. It can be flushed down the toilet, and it helps in cleaning sludge build-up, with its oil and grease absorbency. It is deemed by the Company to be environmentally friendly, biodegradable, with excellent odor control and minimum tracking. Stable Mate, made from recycled paper, is a biodegradable, odor controllable absorbent utilized primarily for horse bedding or other animal uses. The Company's initial testing of the product indicates that it has no adverse health impact on animals. The Company has commenced marketing this product directly to horse owners and to entities who board, either permanently or temporarily (horse racing tracks) and/or transfer animals and to distributors.

D. B4tk Disinfecting Sanitizer. B4tk is a bacteria and virus killing product, applicable to agricultural animals, that is sprayed in animal stalls, pens and on animal bedding.

E. Compost. The Company's compost additive, manufactured from the Company's basic recycled paper absorbent material, has the ability to retain moisture. When mixed and added with a compost base, it can increase water retention some 70%. A major use for the additive will be seeded soil.

F. Acid Absorbent. A battery acid floor sweep-absorbent also made from recycled paper, is capable of neutralizing caustic acids such as battery electrolytes, chromium acid, and sulphuric acid. Upon absorption the sweep may be discarded as a non-hazardous product.

Marketing and Sales.

        In 1996, the Company marketed its products principally through sales representatives in the United States and is establishing a foreign sales representative network. The Company was directly marketing its oil absorbent material in Asia. As of the date of this report, the Company markets its products principally through direct sales in the state of California and through independent dealers, i.e. representatives in the other parts of the United States.

        The Company is currently planning to advertise in the catalogs of companies selling environmental products. Further, the Company intends to form a separate marketing divisions for Flush-It(TM) Pet Litter and B4tk sanitizer spray. Flush-It(TM) is currently in selected national pet superstores and the Company anticipates a nationwide distribution of this product, both in pet stores and selected grocery chains.

The Competition, Other Products.

        The Company competes on a national basis with a large number of environmental service firms. These range in size from small local companies to large national firms, many of which have considerably greater resources than the Company. While the service capabilities of these competitors overlap with several of the service areas provided by the Company, few compete in all areas of the Company's markets. Factors influencing the Company's competitiveness are price, reputation for quality, the availability and skills of engineering and construction personnel, financial strength, knowledge or markets, site conditions and estimating abilities. Although the environmental business is highly competitive, particularly for competitively bid projects, the Company believes its experience and skill make it well positioned to compete effectively.

        The Company encounters substantial competition from companies in the polypropylene absorbent materials field. Major polypropylene competitors include large chemical equipment manufacturers substantially larger than the Company, with substantially greater financial capabilities. The natural non-toxic absorbent materials field is relatively new and rapidly growing, and the nature of the competition is not yet defined.

Proprietary Information.

        The Company holds one patent for the Oil Absorbent Material, and has applied for patents, patents pending for the B4tk, floor sweep, pet litter and acid absorbent products.

Employees.

        As at December 31, 1996 the Company had eleven (11) full-time employees. The Company also uses part-time help as needed in manufacturing, packing, warehousing, mailing, and shipping.

Item 2.        Description of Property.

        The Company relocated its offices and manufacturing plant on July 1, 1997 to 126 West Maple Avenue, Monrovia, CA 91016. The property consists of approximately 2,000 square feet of offices and 6,000 square feet of indoor manufacturing. The property is leased from an unaffiliated party for two years commencing August 15, 1997 at $700 per month for the first year and $735 per month commencing August 15, 1998 for the second year.

        As at December 31, 1996, the Company had its offices and manufacturing plants at 10804 South La Cienega Boulevard, Inglewood, CA 90304. Prior to February 1, 1996, the Company had its offices and manufacturing plants at 10936 La Cienega Blvd., Inglewood, CA 90304.

Item 3.        Legal Proceedings.

               On May 15, 1998, the Securities and Exchange Commission (the "Commission") filed a Complaint against the Company. In connection therewith, Company entered a general appearance, waived service upon it of a Summons and of the Complaint of the Commission and admitted the jurisdiction of the Court over it and over the subject matter of this action. Company admitted that pursuant to
Section 13(a) of the Securities Exchange Act of 1934 ("Exchange Act") [15 U.S.C.
Section 78m(a)] and Rules 12b-25, 13a-1 and 13a-13 [17 C.F.R. Sections 240.12b-25, 240.13a-1 and 240.13a-13] promulgated thereunder, it was required to file, and, it has failed: (a) to file with the Commission its Annual Reports on Form 10-K [17 C.F.R. Section 249.310]: (1) for its fiscal year ended December 31, 1996, which was due on or before March 31, 1997; and (2) for its fiscal year ended December 31, 1997, which was due on or before March 31, 1998;

(b) to file with the Commission its Quarterly Reports on Form 10-Q [17 C.F.R. Section 249-308a]: (1) for its fiscal quarter ended March 31, 1997, which was due on or before May 15, 1997; (2) for its fiscal quarter ended June 30, 1997, which was due on or before August 14, 1997; and (3) for its fiscal quarter ended September 30, 1997, which was due on or before November 14, 1997; (c) to file with the Commission its Notifications of Late Filing on Form 12b-25 [17 C.F.R. Section 249.322]: (1) for its Annual Reports on Form 10-K; (i) for its fiscal year ended December 31, 1996, which was due before April 1, 1997; and
(ii) for its fiscal year ended December 31, 1997, which was due on or before April 1, 1998; and (2) for its Quarterly Reports on Form 10-Q: (i) for its fiscal quarter ended March 31, 1997, which was due on or before May 16, 1997;
(ii) for its fiscal quarter ended June 30, 1997, which was due on or before August 15, 1997; and (iii) for its fiscal quarter ended September 30, 1997, which was due on or before November 17, 1997. The Company, without trial, argument or adjudication of any issue of fact or law, waived entry of findings of fact and conclusions of law pursuant to Rule 52 of the Federal Rules of Civil Procedure, except as set forth herein and in the Final Judgment of Permanent Injunction as to the Company (the "Final Judgment") to be entered in the action. The Company waived any right it may have had to appeal from the Final Judgment to be entered in the action. The Company waived service upon it of the Final Judgment and agreed that the entry of the Final Judgment by the Court and filing with the Clerk in the United States District Court for the District of Columbia will constitute notice to the Company of the terms and conditions of such Final Judgment. The Company entered the Consent voluntarily and represented that no offer, promise or threat of any kind whatsoever had been made by the Commission or any of its members, officers, employees, agents or representatives in connection with or in consideration therefore. The Company agreed that the Consent shall be incorporated by reference into the Final Judgment, a copy of which was to be entered by the Court in this action. The Company consented, before the taking of any testimony and without trial, argument or adjudication of any issue of fact or law therein, to the entry, without further notice, of the Final Judgment: (a) restraining and enjoining the Company and its officers, agents, servants and employees and attorneys, and those persons in active concert or participation with them, who receive actual notice of the Final Judgment by personal service or otherwise, and each of them, from failing or causing the failure to file timely and in proper form with the Commission at its headquarters office, accurate and complete information and reports as are required to be filed with the Commission pursuant to Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13, promulgated thereunder, including, among others, Annual Reports, Quarterly Reports and Notifications of Late Filing; (b) ordering the Company to require any outgoing chief executive officer or president of the Company to deliver or cause to be delivered a copy of the Final Judgment and of the Consent to any incoming chief executive officer or president of the Company; and (c) ordering the Company to file with the Commission at its headquarters office in Washington, D.C.: (1) a complete and accurate Annual Report on Form 10-K for its fiscal year ended December 31, 1996 by May 29, 1998; (2) complete and accurate Quarterly Reports on Form 10-Q for its fiscal quarters ended March 31, June 30 and September 30, 1997 by June 15, 1998; (3) a complete and accurate Annual Report on Form

10-K for its fiscal year ended December 31, 1997 by June 30, 1998; and (4) such other periodic reports which may become due prior to the entry of the Final Judgment.


Item 4.        Submission of Matter to Vote of Security Holders.

               None.


Item 5.        Market for Common Company Equity and Related Stockholder Matter.

               As of December 31, 1996, The Company had one hundred seventy-six
(176) shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

               The Company common stock is traded on the bulletin board system under the symbol "QUDT." The table below reflects the high and low bid and ask quotations for each of the Company's fiscal quarters for the two fiscal years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

               As at December 31, 1995, the Company had issued and outstanding 12,301,184 shares of Common Stock. As at December 31, 1996, the Company had issued and outstanding 13,093,974 shares of Common Stock. The sale and issuance of the shares of Common Stock in 1996 was for cash or in cancellation of indebtedness, said shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance upon an exemption from registration. All of said share of stock have restrictive legends imposed thereon and stop transfer order have been issued to the Company's transfer agent.

                                    1995
                                    ----
                                    HIGH                  LOW
                                    ----                  ---
1st Quarter                         $ .50                 $ .25
2nd Quarter                         $ .50                 $ .25
3rd Quarter                         $1.00                 $ .25
4th Quarter                         $1.75                 $ .50

                                    1996

                                    HIGH                  LOW
                                    ----                  ---
1st Quarter                         $1.75                 $1.00
2nd Quarter                         $2.75                 $ .75
3rd Quarter                         $2.00                 $1.06
4th Quarter                         $1.625                $ .625

                                    1997
                                    ----
                                    HIGH                  LOW
                                    ----                  ---
1st Quarter                         $ .75                 $ .375
2nd Quarter                         $ .56                 $ .25
3rd Quarter                         $ .61                 $ .20
4th Quarter                         $ .35                 $ .16

                                    1998
                                    ----
                                    HIGH                  LOW
                                    ----                  ---
1st Quarter                         $ .40                 $ .20

Dividends.

        The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. The Company has not paid dividends since inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, the Company's financial condition and capital requirements, general business conditions and other factors.

Item 6.        Management's Discussion and Analysis or Plan of
               Operation

Comparison of Years Ended December 31, 1996 and December 31, 1995.

Results of Operation.

               In the fourth quarter of 1993, the Company acquired OSA, Inc. In 1994, the first full year of operations for the combined Company, management focused on refining its patented absorbent technologies and developing initial product sales.

               During 1995, the Company established the production capacity needed to successfully commercially manufacture and market the Company's oil absorbent material products in the United States and Asia. In addition, the Company's first commercial product, Flush-It(TM), was introduced in the second quarter. In November, the Company received an initial "test" order from Petco, a San Diego, California based pet superstore. March, 1996, Flush-It(TM) was placed on the shelves of Petco superstores in California. Petco has subsequently placed additional product orders and discussions are underway concerning the expansion of distribution to all of Petco's 255 stores in 15 states. Flush-It(TM) is also being distributed in Canada, and is available at select pet stores in the United States.

               In 1996, the Company focused on marketing its Flush-It(TM) litter to additional superstore chains, animal supplies co-ops and to individual pet supplies stores in the United States and Canada.

The Company is also investigating additional marketing opportunities for its pet litter and animal bedding absorbent products.

               The Company also developed and attempted to introduce its fire retardant product to meet the needs of manufacturers and mining companies for a material to be used to pick up and neutralize toxic chemicals and acids.

               While the Company intends to remain the only manufacturing source of its oil absorbent materials, the Company has signed a licensing agreement with the Allied Warehouse Group of Nara, Japan to manufacture and market finished products, using the Quadratech produced surfactant, in Japan. The licensing agreement calls for the Allied Warehouse Group to pay the Company a total of $300,000 for licensing rights and an additional $80,000 for equipment purchases. In 1995, the Company received $120,000 from the Allied Warehouse Group of which $100,000 is reflected in 1995 revenues and $20,000 towards the purchase of products to be used for the initial marketing of the Company's oil absorbent product in Japan.

               Total revenues for fiscal 1996 were $98,489 a decrease of $107,992 over 1995 revenues. The decrease is primarily due to increased revenues from oil spill recovery products.

               The Company's net loss of $822,954 for the year ended December 31, 1996 represents an increased loss of $375,189 compared to a net loss in the prior year.

               Selling, general and administrative costs also rose substantially from $679,487 to $820,001 largely as a result of the purchase and lease of additional production equipment to fulfill commercial scale product orders, the establishment of sales and marketing divisions and networks and increased marketing costs associates with the sale of products to its customers.

Liquidity and Capital Resources.

               The liquidity of the Company and its available capital resources have improved. The increases are principally due to the sale and issuance of stock for cash or in cancellation of indebtedness.

               The Company believes that internally generated funds will provide sufficient capital resources to finance operations, fund capital expenditures and planned research activities.

               At December 31, 1996, the Company had no material commitments to acquire additional assets.


Item 7.        Financial Statements.

               The Financial Statements are set forth as an Exhibit hereto.


Item 8.        Changes in and Disagreements with Accountants on

               Accounting and Financial Disclosure.

               The Company and its former auditors, Clumeck, Stern, Phillips & Scheckelberg, mutually agreed on December 18, 1996 to terminate their relationship. During the Company's fiscal year then ended, Clumeck, Stern, Phillips & Scheckelberg reports on the Company's financial statements neither contained any adverse opinions or disclaimers of opinions nor were qualified or modified as to uncertainty. The decision to terminate its relationship with Clumeck, Stern, Phillips & Scheckelberg was approved by the Board of Directors of the Company. Through and including December 18, 1996, there were no disagreements with Clumeck, Stern, Phillips & Scheckelberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clumeck, Stern, Phillips & Scheckelberg, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Pursuant to action approved by the Company's Board of Directors, the Company intended to retain Singer Lewak Greenbaum & Goldstein, as its auditors as of December 18, 1997. Clumeck, Stern, Phillips & Scheckelberg concurred with the disclosures made by the Company. Singer Lewak Greenbaum & Goldstein did not accept auditing responsibilities.

               Thereafter, Company's Board of Directors retained Harold Y. Spector, certified public accountant, of 80 South Lake Avenue, Suite 723, Pasadena, California 91101, as its auditor.


Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

        As of the date hereof, the officers and directors of the Company are:

        Name and Address                    Age           Position
        ----------------                    ---           --------
        Perry Cope                          62            Chief Executive Officer
        126 West Maple Avenue                             and Director
        Monrovia, CA 91016

        Maria Comfort                       56            President and Director
        126 West Maple Avenue
        Monrovia, CA 91016

        Bill Snyder                         72            Treasurer
        509 South Hindry                                  Director
        Inglewood, CA 90301

        Michael Montgomery                  61            General Counsel and
        10501 Valley Blvd #121                            Director
        El Monte, CA 91731

        Christopher Wiles                   42            Secretary and Director
        126 West Maple Avenue
        Monrovia, CA 91016


        Peter Olson                         55            Director
        126 West Maple Avenue
        Monrovia, CA 91016

        As at December 31, 1996, Perry Cope, Christopher Wiles, and Peter Olson were not Directors. As at December 31, 1996, the officers and directors of the Company were:

        Ed V. Lunenschloss                  65            Executive Vice President
        c/o 10804 S. La Cienega Bl.                       and Director
        Inglewood, CA 90304

        John Sullivan                       61            Director
        2920 Maplehope Lane
        Soquel, CA 95073

        Kieth Cagan                         43            Director
        3270 North Fanwood Avenue
        Long Beach, CA 90808-3801

        Darlene Forman                      57            Secretary/Director
        c/o 10804 S. La Cienega Blvd.
        Inglewood, CA 90304

        Donald Adams                        74            Director
        224 La Quinta Drive
        Glendora, CA 91741

        Fred Ciampi                         55            Director
        RR 1
        Jumping Branch, W. VA 25969

               The directors of the Company are elected to serve until the next annual shareholders' meeting or until their successors are duly elected and qualified.

Background of Current Officers and Directors.

               Perry Cope received his Bachelor of Administration in Marketing from the University of Houston, Texas and a Master of Business Administration Degree from the University of Southern California. Mr. Cope has over 35 years experience in marketing and executive management with North American Philips and Xerox Corporation. He was at Xerox for twenty-seven years where he served as Vice President of Marketing for Xerox Medical Systems, and was later Director of Sales and Service for Philips Medical, Ultra-sound division. Mr. Cope founded Sea to Sea International Consulting Company in 1991 and acted as a consultant to medical product manufacturers for six years. Mr. Cope joined the Board on November 1, 1997. In 1997 Mr. Cope became Chief Executive Officer of the Company.

               Maria Comfort holds an Associate of Science Degree in Fine Arts from Santa Barbara City College, Santa Barbara, CA., June 1975. She has an additional year of college credits from Santa Barbara and UCLA. Ms. Comfort began her career in 1968 as a paralegal with Ashland Oil and Chemical Company, Columbus, Ohio. She helped to establish the Credit Card Division for Ashland Oil's main company in Ashland, Kentucky. She also worked with multi-million dollar acquisitions and sales contracts for Ashland's Chemical Company. She remained with Ashland until 1972. From 1972 until 1985 Ms. Comfort was self-employed as a personal manager in the entertainment industry. She managed young actors' and actresses' careers in television and film. From 1985 until 1990, Ms. Comfort worked for the George Williams and Associates Corporation of Los Angeles, CA in the capacity of Financial Manager. During this time she was able to analyze, justify and qualify budgets and financial plans for customers. She worked on the highest level with banks and other financial institutes. In late 1990, Ms. Comfort established (OSA) Oil Scavenger Absorbent. She is its president. In 1993, when OSA, Inc. was acquired by the Company, Ms. Comfort was made President and Chief Executive Officer. As of the date hereof, Maria Comfort is the President of the Company.

               Bill Snyder is the founder and CEO of Caprice Engineering Company, which he established in 1972. Mr. Snyder started it as a supplier to the U.S. Government of miscellaneous aircraft spare parts. During his tenure, (since 1972) the firm increased its yearly sales from $100,000 to $3,000,000. His experience ranges from sales and inventory control through manufacturing and quality control, with emphasis on the day to day administration of a Government-controlled business. From 1968 to 1972, Mr. Snyder was sales manager of Sparkadyne Corporation, a military spare parts manufacturing company. From 1950 to 1967, Mr. Snyder was Purchasing Supervisor at Rockwell Aviation, a supplier of aircraft and space equipment to the U.S. Government.

               Michael Montgomery graduated from UCLA in 1960 with a Bachelor of Science degree in Finance, and received his Juris Doctor from the University of Southern California Law School in 1963. Mr. Montgomery is admitted to the Bars of California, Florida, and Hawaii, and admitted to practice before the United States Supreme Court. Mr. Montgomery has been appointed to and served on federal, state, and local bar committees. Since 1964 he has been engaged in the practice of law, both in private practice as a solo practitioner and as corporate counsel for several corporations. Mr. Montgomery has acted as special counsel on over $1.5 billion of Municipal Bonds, including one $395 Million offering. Mr. Montgomery is a past State Chairman of the California Republican Party and was both the Mayor and Councilman of the City of South Pasadena for two terms. He is currently serving as legal counsel to several public agencies.

        Christopher Wiles received a Bachelor of Science degree in Accounting from San Francisco State University, California in 1978. From 1983 to 1988 he was National Sales Manager Teraco, Inc., a company engaged in the manufacture of promotional goods and from 1982 until 1993, was Vice President - Sales for Ocean Manufacturing Corporation, a company engaged in the manufacture of promotional products. From 1993 to the present Mr. Wiles has been engaged in the business of marketing promotional products under the name of CW Marketing & Promotional Services. Mr. Wiles joined the Board on December 27, 1996.

        Keith Cagan, Ph.D., D.Sc., D.P.H. received his Bachelors of

Science degrees in Mathematics and Microbiology from California State University, Long Beach, CA, in 1971, and his Ph.D. in Molecular Biochemistry in 1975 from the University of California Los Angeles. He also received a post-graduate fellowship in Pathology in 1976 from UCLA. Dr. Cagan's professional societies include: College of American Pathologists; American Society of Clinical Pathology, American College of Forensic Pathologists, American Society of Microbiology, American Association for Clinical Chemistry; American Society of Chemists; American Chemical Society. Dr. Cagan has authored 23 journal articles, and is cited as a reference in 2,031 articles. His teaching appointments include: UCLA Professor of Medicine, Pathology; UC Irvine, Associate Professor of Pathology; Cal State University, Long Beach, Adjunct Professor of Biochemistry.

               John Sullivan has been involved in high technology computer peripheral products and related businesses in the computer industry for more than twenty years. Mr. Sullivan is the Founder and CEO of Sullivan Technical Sales, headquartered in Boston, MA which he started in 1972. Mr. Sullivan has been involved as an active principal in a number of developmental projects, including OSA's absorbents, and various applied science and product development projects in the high technological computer industry.

               Peter Olson. Mr. Olson received his Bachelor of Science Degree at University of Utah and a Master of Business Administration Degree from Brigham Young University. For the past five years he has been the Chairman and Chief Executive Officer of Olson Farms, Inc., a business engaged in the production, processing and distribution of eggs in the Western United States. Mr. Olson also serves as a Chairman of the California Egg Commission and is past President of Pacific Egg & Poultry Association. Mr. Olson joined the Board on January 30, 1998.

        As at December 31, 1996, Darlene Forman, Fred Ciampi, Keith Cagan, and Don Adams were Directors. Each have resigned prior to the date hereof. In addition, Ed V. Lunenschloss had been a Director. Mr. Lunenschloss died on March 17, 1998.



Item 10.       Executive Compensation.

        The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years ended 1995 and 1996 the following payments were made:

                                                               Remuneration
Name                         Position                       1995              1996
----                         --------                       ----              ----
Maria Comfort                President, Chief
                             Executive Officer              $ 60,000       $  34,000


Ed V. Lunenschloss           Executive Vice
                             President                      $ 25,000       $  26,000

Darlene Foreman              OSA, Inc.
                             Controller                     $ 42,800       $  42,800

All Executive Officers
as a group                                                  $127,800       $ 102,800


        No compensation is payable to Directors of the Company in connection with attendance at Board Meetings, except as to such Directors who also serve as Officers of the Company in capacities other than Directors and/or Officers. At this time no other compensation has been scheduled for any other member of the Board of Directors or Officers of the Corporation.

        Future compensation of Officers will be determined by the Board of Directors based upon the financial condition and performance of the Company, the financial requirements of the company, and upon the individual performance of each Officer. The Board of Directors intends to ensure that the salaries paid to the Company's Officers and employees are reasonable and prudent and are based upon both the financial condition and performance of the Company and upon the performance of individual Officers.


Item 11.       Security Ownership of Certain Beneficial Owners and
               Management.

        The following table sets forth as at December 31, 1996, certain information as to the common stock of the Company owned of record and/or beneficially by each person who is known to the Company to own more than five (5%) percent of the outstanding Common Stock, and by all officers and directors of the Company.

                                            Amount Beneficially       Approximate
      Name and Address                         and/or Owned             Percent
          of Owner                                Record                of Class
----------------------------                -------------------     ----------------
Maria Comfort                                      1,185,690             8.88%
10804 South La Cienega Blvd.
Inglewood, California 90304

Ed V. Lunenschloss                                   958,250 *           7.18%
10804 South La Cienega Blvd.
Inglewood, California 90304

William Snyder                                     1,411,555            10.57%
10804 South La Cienega Blvd.
Inglewood, California 90304

Darlene Foreman                                      150,000             1.12%
10804 South La Cienega Blvd.
Inglewood, California 90304

Michael Montgomery                                   550,000             4.12%
10501 Valley Blvd., #121
El Monte, California 91731

John Sullivan                                        550,000             4.12%
2920 Maplehope Lane

Soquel, California 95073

Fred Ciampi                                          100,000              .74%
RR 1
Jumping Branch, WV 25969

Keith Cagan                                          100,000              .74%
3270 North Fanwood Avenue
Long Beach, California 90808

Donald Adams                                         110,000              .82%
224 La Quinta Drive
Glendora, California 91741


---------------

* 900,000 shares are registered in the name of Joyce Lunenschloss. Ed V. Lunenschloss, prior to his death in 1998, had advised the Company that, at the time said shares of stock were transferred to Joyce Lunenschloss, he retained the right to vote said stock.


Item 12.       Certain Relationships and Related Transactions.

               In 1994, the Company sold and issued 100,000 shares of common stock to Keith Cagan and Darlene Foreman and, in 1995, to Fred Ciampi at par value.

               In 1995, William Snyder, Maria Comfort and Ed V. Lunenschloss were issued shares of common stock at $.50 per share in cancellation of indebtedness as follows: to William Snyder 14,000 shares for $7,000; to Maria Comfort 104,000 shares for $52,000; and to Ed V. Lunenschloss 3,250 shares for $1,626.

               David Comfort, an Executive Assistant since 1993, is the son of Maria Comfort and Fred Ciampi is the brother of Maria Comfort. Fred Ciampi has an agreement to market the Company's products, on a non-exclusive basis. Eric Lunenschloss an Production Manager since 1992 is the son of Ed V. Lunenschloss.

               The Company has a signed agreement with Ed V. Lunenschloss to pay a royalty of four (4%) percent on the gross sales of the Company's oil absorbent material. This agreement was entered into in exchange for the Company's acquisition of the patent rights. (See Note 7 of Notes to Consolidated Financial Statements.)

Item 13.       Exhibits and Reports on Form 8-K.

               There are no reports on Form 8-K incorporated herein by reference. The following documents are filed as part of this report:

               (1) Financial Statements filed as part of this report, prepared by Harold Y. Spector, Certified Public Accountant for the fiscal year ended December 31, 1996, with the related consolidated statements of operations and accumulated deficit, and cash flow for the year then ended. Said financial statement also includes the results of operations for the fiscal year ended December 31, 1997, said period is not covered by this report.

               (2) Financial Statements prepared by Clumeck, Stern, Phillips, Schwartz & Schenkleberg, Certified Public Accounts for the fiscal year ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             QUADRATECH, INC.



                                             -----------------------------------
                                                  (Company)
                                             Date: May 29, 1998


                                             By:  /s/
                                                  ------------------------------
                                                  Maria Comfort
                                                  President

                         [HAROLD Y. SPECTOR LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and stockholders of Quadratech, Inc.

I have audited the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc. (a California corporation), as of December 31, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits have a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Quadratech, Inc. and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 12 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and deficit in stockholders' equity raise substantial doubt about their abilities to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


[SIG]
Pasadena, CA
March 11, 1998

                          QUADRATECH, INC, & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                     ASSETS


                                                  1997            1996
                                               ---------        ---------
                                                                (Restated)
Current Assets
   Cash                                        $  49,600        $   6,523
   Account Receivables, net of allowance
     for bad debt of $0 and $715                   4,777           21,666
   Other Receivables                                  --           26,822
   Inventories                                     3,838           41,780
   Prepaid Expenses                                   --            5,832
                                               ---------        ---------

      Total Current Assets                        58,215          102,623
                                               ---------        ---------

Property and Equipment
   Furniture and Equipment                        82,702           82,702
   Plant and Equipment                            66,900           65,016
   Motor Vehicles                                 20,818           21,531
   Leasehold Improvements                             --           74,401
                                               ---------        ---------
                                                 170,420          243,650
   Less: Accumulated Depreciation                (83,522)         (62,828)
                                               ---------        ---------

      Total Property and Equipment                86,898          180,822
                                               ---------        ---------

Other Assets
   Patents, Marks and Copyrights, net of
     accumulated amortization of $2,020
     and $1,162                                   13,525           14,383
   Deposits                                        4,125           25,626
                                               ---------        ---------

      Total Other Assets                          17,650           40,009
                                               ---------        ---------

TOTAL ASSETS                                   $ 162,763        $ 323,454
                                               =========        =========



             See accompanying notes and independent auditor's report

                          QUADRATECH, INC, & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1997               1996
                                                  ----------        -----------
                                                                    (Restated)
Current Liabilities
   Accounts Payable                              $    77,660        $    89,332
   Accrued Expenses                                   76,009            128,495
   Notes Payable, current portion                    479,441            217,262
                                                  ----------        -----------

      Total Current Liabilities                      633,110            435,089
                                                  ----------        -----------

Long-Term Debt, net of current                        50,500                  0
                                                  ----------        -----------

      Total Liabilities                              683,610            435,089
                                                  ----------        -----------

Stockholders' Equity
   Common Stock, $.001 par value,
     50,000,000 shares authorized;
     14,472,699 shares issued and
     outstanding in 1997, and 13,093,974
     shares in 1996                                   14,473             13,094
   Paid-in Capital                                 2,315,302          2,184,179
   Accumulated Deficit                            (2,850,622)        (2,308,908)
                                                  ----------        -----------

      Total Stockholders' Equity (Deficit)          (520,847)          (111,635)
                                                  ----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                          $  162,763        $   323,454
                                                  ==========         ==========




             See accompanying notes and independent auditor's report

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                   For Years ended December 31, 1997 and 1996

                                              1997                1996
                                          ------------        ------------
                                                               (Restated)
SALES                                     $    107,864        $     98,489
Less: Discount Taken                           (l,343)              (4,813)
                                          ------------        ------------

NET SALES                                      106,521              93,676

COST OF SALES - SCHEDULE A                     115,741              89,914
                                          ------------        ------------

GROSS PROFIT (DEFICIT)                          (9,220)              3,762

OPERATING EXPENSES - SCHEDULE B                460,675             730,087
                                          ------------        ------------

INCOME (LOSS) FROM OPERATIONS                 (469,895)           (726,325)
                                          ------------        ------------

OTHER INCOME (EXPENSES)
   Interest Income                                 254                 814
   Other Income                                 89,334              42,198
   Depreciation and Amortization               (35,236)            (39,065)
   Interest Expenses                           (20,485)            (27,880)
   Loss on Disposal of Assets                  (61,683)                 --
   Late Charges and Penalties                     (243)            (10,950)
   Officer's Salaries                          (42,960)            (69,946)
                                          ------------        ------------

      Total Other Income (Expenses)            (71,019)            (95,829)
                                          ------------        ------------

NET INCOME (LOSS) BEFORE TAXES                (540,914)           (822,154)

PROVISION FOR INCOME TAXES                         800                 800
                                          ------------        ------------

NET INCOME (LOSS)                             (541,714)           (822,954)

ACCUMULATED DEFICITS
   Beginning Balance                        (2,308,908)           (910,225)
   Prior year adjustments                           --            (575,729)
                                          ------------        ------------

   Ending Balance                         $ (2,850,622)       $ (2,308,908)
                                          ============        ============

NET (LOSS) PER SHARE                      $       (.43)       $      (.074)
                                          ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING         12,556,556          11,129,758
                                          ============        ============




            See accompanying notes and independent auditor's report

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                   For Years ended December 31, 1997 and 1996


                                                           SCHEDULE A
                                                    1997                1996
                                                 ---------            ---------
                                                                      (Restated)
COST OF SALES
   Beginning Inventory                           $  41,780            $   8,748
   Purchases                                        21,561               37,250
   Freight-in                                        3,753                3,178
   Production Salaries                              52,076               82,518
   Warehouse Supplies                                  409                   --
                                                 ---------            ---------
                                                   119,579              131,694
   Less: Ending Inventory                           (3,838)             (41,780)
                                                 ---------            ---------

      Total Cost of Sales                        $ 115,741            $  89,914
                                                 =========            =========




            See accompanying notes and independent auditor's report

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                   For Years ended December 31, 1997 and 1996


                                                            SCHEDULE A
                                                      1997                 1996
                                                   ---------            --------
                                                                       (Restated)
OPERATING EXPENSES
Accounting                                         $  24,424            $ 14,846
Advertising                                           13,193               7,826
Bad Debts                                             57,672               3,840
Bank Charge                                            8,186               4,810
Car Allowances                                         6,554               3,837
commissions                                           22,887              31,706
Contributions                                             74                 600
Customer and Public Relations                             --              40,658
Employee Benefits-                                     1,449               3,788
Entertainment                                          3,091               9,038
Equipment Rental                                      (5,531)             13,225
Freight and Postage                                    2,904              27,886
Insurance                                              8,533              46,276
Legal and Professional                                42,473              46,749
Licenses & Permits                                       555               1,672
Maintenance                                           22,263              41,469
Marketing Research                                       200              38,799
office Supplies                                        6,635              24,508
operating Supplies                                     5,149                  --
Other Expenses                                         1,708               5,430
Outside Services                                       5,013                  --
Payroll Taxes                                         25,186              24,150
Rent                                                  65,441              94,326
Research and Development                                  93               3,299
Royalties                                              3,246               2,875
Sales Promotion                                        2,064              41,258
Salaries and Wages                                    49,429              67,488
Shipping                                               4,758                  --
Subscriptions                                          1,761               2,817
supplies                                                 680                  --
Taxes - Property                                       2,453               3,503
Telephone                                             36,894              37,140
Trade Shows                                            1,213              25,493
Travel                                                20,479              37,002
Utilities                                             19,546              23,773
                                                   ---------            --------

   Total Operating Expenses                        $ 460,675            $730,087
                                                   =========            ========




           See accompanying notes and independent auditor's report

                          QUADRATECH, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996

                                             Common Stock                 Paid-in          Accumulated
                                       Shares            Amount           Capital             Deficit               Total
                                     --------------------------------------------------------------------------------------
Balance at December 31, 1995         12,301,184         $12,301         $1,031,396         $  (910,225)         $   133,472
Issuance stocks                         792,790             793          1,152,783                  --            1,153,576
Net Loss                                     --              --                 --            (844,148)            (844,148)
                                     --------------------------------------------------------------------------------------
Balance at December 31, 1996         13,093,974          13,094          2,184,179          (1,754,373)             442,900
Prior year adjustment                                                                         (554,535)            (554,535)
                                     --------------------------------------------------------------------------------------

Adjusted balance                     13,093,974          13,094          2,184,179          (2,308,908)            (111,635)
Issuance stocks                       1,378,725           1,379            131,123                                  132,502
Net Loss                                                                                      (541,714)            (541,714)
                                     --------------------------------------------------------------------------------------
Balance at December 31, 1997         14,472,699         $14,473         $2,315,302         $(2,850,622)         $  (520,847)
                                     ======================================================================================




           See accompanying notes and independent auditor's report

                          QUADRATECH, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996

                                                        1997               1996
                                                     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                 $(541,714)         $(822,954)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
     Depreciation and amortization                      35,236             39,065
     Lose on Disposal of Assets                         61,683                 --
     Prior year adjustments                                 --           (575,729)
   (increase) Decrease in:
         Accounts Receivable                            16,889            (12,646)
         Other Receivables                              30,687            (20,672)
         Inventory                                      37,942            (33,032)
         Prepaid Expenses                                5,832             (5,000)
         Deposits                                       21,501             (4,864)
         Deferred Income Tax Assets                                       575,729
     Increase (Decrease) in:
         Accounts Payable                              (11,672)            57,532
         Accrued Expenses                              (52,486)           (87,002)
                                                     ---------          ---------

NET CASH (USED) BY OPERATING ACTIVITIES               (396,102)          (889,573)
                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Equipment                                (6,002)          (141,244)
   Increase in Patents, Marks and Copyrights                --               (100)
                                                     ---------          ---------

NET CASH (USED) BY INVESTING ACTIVITIES                 (6,002)          (141,344)
                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuing common stock                  132,502            807,576
   Net Proceeds from Notes Payable                     312,679             21,500
                                                     ---------          ---------

NET CASH (USED) BY FINANCING ACTIVITIES                445,181            829,076
                                                     ---------          ---------

NET INCREASE (DECREASE) IN CASH                         43,077           (201,841)

BEGINNING OF YEAR                                        6,523            208,364
                                                     ---------          ---------

END OF YEAR                                          $  49,600          $   6,523
                                                     =========          =========

SUPPLEMENTAL DISCLOSURES:
   Cash Paid During the Year for:
        Interest                                     $     451          $  14,915
                                                     =========          =========

        Income Tax                                   $     800          $   1,050
                                                     =========          =========



  Noncash investing and financing activities:

         In 1997, a receivable from an officer incurred for an abandoned motor vehicle for $3,865.

         In 1996, $346,000 deposit was converted to common stock.



             See accompanying notes and independent auditor's report

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1997 and 1996


NOTE 1 - GENERAL

Quadratech, Inc. ("the Company") was formed under the laws of Nevada on February 4, 1994.

Quadratech, Inc, and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc. ("OSA", a California corporation formed in August, 1993), was established to offer significant solutions for certain major environmental problems from the development and manufacturing a range of environmentally safe biodegradable products.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary OSA, after elimination of all material intercompany accounts and transactions.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 1997 and 1996, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales is recognized when products are shipped and accepted by the customer.

Accounts Receivable

The allowance for bad debts is based on management's evaluation of outstanding accounts receivable at the end of each month. Bad debt expense for years ended December 31, 1997 and 1996, was $42,672 and $3,840, respectively.

                         QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1997 and 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $35,236 and $39,065 for 1997 and 1996, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five years using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting Standards Board Statement No. 109.

Reclassification

Certain reclassification have been made to the 1996 consolidated financial statements to conform with the 1997 consolidated financial statement presentation, Such reclassification had no effect on net loss as previously reported.


                  NOTE 3 - NOTES PAYABLE

                                                                              1997             1996
                                                                            ---------          -------
a.) Notes to Caprice Engine, interest
    at 6% to 8% per annum, due on
    demand; unsecured                                                       $ 165,657          $84,762

b.) Notes to Bill Synder, including
    $100,000 LOC, interest at 6.75%
    to 10.5% per annum, due on
    demand; unsecured                                                         121,000          121,000

                         QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1997 and 1996


NOTE 3 - NOTES PAYABLE (Continued)

                                                                                1997            1996
                                                                             --------         --------
c.) Note to David Comfort, interest at 8 1/2%
    commencing 8/l/98; unsecured; due on demand                                19,784           l1,500

d.) Note to William Kroes, interest at 10% per
    annum due from 3/l/98; monthly installments
    of $420 from 3/15/98; due 5/31/99; unsecured                               50,500               --

e.) Note to Frances Rigney, interest only
    at 8 1/2% commencing 8/1/98; unsecured;
    due on demand                                                             173,000               --
                                                                             --------         --------
Total                                                                        $529,941         $217,262
Less current maturities                                                       479,441          217,262
                                                                             --------         --------

Long-term debt, net                                                          $ 50,500          $     0
                                                                             ========          =======

 Maturities on notes payable are as follows:

    December 31,
    1998                                                                    $ 479,441
    1999                                                                       50,500
                                                                             --------

                                                                             $529,941
                                                                             ========

NOTE 4 - ROYALTIES

The Company has a signed agreement with an officer/stockholder to a pay a royalty of 4% on gross sales of oil absorbent material per year. In exchange for the royalty, the Company acquired the patent on the oil absorbent material.


NOTE 5 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for years ended December 31, 1997 and 1996 consist of $800 minimum state income taxes in each year.

As of December 31, 1997, the Company has approximately federal net operating loss carryforwards of $2,699,187, and California NOL of $2,692,191 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1997 and 1996


NOTE 6 - RELATED PARTY TRANSACTIONS

As described in Note 3, the Company had various unsecured borrowings from the stockholders.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities for $700 per month under a noncancelable agreement expiring August, 1998. Rent expense totaled $65,441 and $94,326 for 1997 and 1996, respectively.

In addition, the Company is responsible for its pro rata share of property taxes.

As of December 31, 1997, the minimum commitment under the lease is $5,600.


NOTE 10 - PRIOR YEARS ADJUSTMENTS

Certain errors, resulting in both the overstatement and understatement of assets, stockholders' equity and expenses of the prior year were corrected in this year. The changes to accumulated deficit as of December 31, 1996 and the related statement of operations for the year then ended are summarized as follows:

                                                   Accumulated
                                                     Deficit            Net Loss
                                                  -----------          ---------
As previously reported, December 31, 1996         $(1,754,373)         $(844,148)

Adjustments:
   Reverse 1995 deferred income taxes
   assets                                            (575,729)                --

   Overstatement of royalties expenses                    276                276
   Understatement of accrued interest on
   stockholders' Loans                                (12,965)           (12,965)
   Overstatement of deposit payable                     7,729              7,729
   Overstatement of accrued salaries                   26,154             26,154
                                                  -----------          ---------

As adjusted                                       $(2,308,908)         $(822,954)
                                                  ===========          =========

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1997 and 1996


NOTE 11 - YEAR 2000

The Company believes that it has identified each of its computer systems that will require modifications to enable it to perform satisfactorily on and after January 1, 2000. The financial impact of making such modifications to the Company's systems is not expected to be material to the Company's a consolidated financial position or results of operations. In addition, the Company is currently corresponding with vendors that provide products and systems to the Company in order to determine if such products and systems will be required to be upgraded or replaced. Although management believes the Company has an adequate program in place to address the year 2000 issue, the costs of upgrades to, or replacements of, its purchased products or systems has not been determined and there can be no assurance that the program will ultimately be successful.


NOTE 12 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $541,714 and $822,954 in 1997 and 1996, respectively, and as of December 31, 1997, the Company has an accumulated deficit of $2,850,622, a deficit in stockholders' equity of $520,847 and current liabilities exceed current assets by $574,895.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To the Board of Directors of
Quadratech, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Quadratech, Inc. and subsidiary, as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as explained in the following paragraphs, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company's prior year audit cannot be relied upon, and we were unable to apply procedures to determine whether the opening balances in the financial statements as of December 31, 1995 were fairly presented in conformity with generally accepted accounting principles or whether accounting principles have been consistently applied between December 31, 1994 and 1995.

Since we were unable to satisfy ourselves about the opening balances in the financial statements as of December 31, 1995, or about the consistent application of accounting principles between 1994 and 1995, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the results of operations and cash flows for the year ended December 31, 1995, or on the consistency of application of accounting principles with the preceding year.

In our opinion, the balance sheet and statement of stockholders' equity referred to in the first paragraph presents fairly, in all material respects, the financial position of Quadratech, Inc. and subsidiary as of December 31, 1995, in conformity with generally accepted accounting principles.

                                  CLUMECK, STERN, PHILLIPS, SCHWARTZ &
                                  SCHENKELBERG
                                  Certified Public Accountants
May 1, 1996
ENCINO, CA

                         QUADRATECH, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1995

                                     ASSETS

CURRENT ASSETS
    Cash                                                                 $  201,364
    Certificates of deposit                                                   7,000
    Accounts receivable, less allowance
       for doubtful accounts of $24,006                                       9,020
    Inventory (Notes 1 and 2)                                                 8,748
    Prepaid expenses                                                            832
    Employee advances                                                         2,900
    Loan receivable - officer/shareholder                                     3,250
    Deferred income taxes (Notes 1 and 9)                                    10,667
                                                                         ----------
        Total Current Assets                                                243,781
                                                                         ----------

PROPERTY AND EQUIPMENT (Notes 1 and 3)                                       77,767
                                                                         ----------

OTHER ASSETS
    Patents, net of accumulated amortization
       of $286 (Notes 1 and 7)                                               15,159
    Deposits                                                                 20,762
    Deferred income taxes (Notes 1 and 9)                                   565,082
                                                                         ----------
                                                                            600,983
                                                                         ----------

TOTAL ASSETS                                                             $  922,531
                                                                         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                     $   31,800
    Accrued expenses                                                         31,188
    Accrued payroll                                                          37,176
    Accrued payroll taxes                                                   119,633
    Deposits (Note 6)                                                       373,500
    Loans payable - officer/stockholder (Note 4)                            195,762
                                                                         ----------
       Total Current Liabilities                                            789,059
                                                                         ----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value; authorized 50,000,000 shares;
         issued and outstanding 12,301,184 shares                            12,301
    Paid in capital                                                       1,031,396
    Accumulated deficit                                                    (910,225)
                                                                         ----------
                                                                            133,472
                                                                         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  922,531
                                                                         ==========



                (See Notes to Consolidated Financial Statements)

                         QUADRATECH, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1995

                                                                              Additional
                                                Common Stock                    Paid In           Accumulated
                                          Shares            Amount              Capital             Deficit
                                        ----------         ----------         -----------          ---------
Balance, January 1, 1995

     As previously reported             10,566,459         $   10,566         $   484,663          $(670,692)

     Prior period adjustments
        (Note 8)                            30,000                 30             (36,030)           208,232
                                        ----------         ----------         -----------          ---------

Balance, January 1, 1995, as
     restated                           10,596,459             10,596             448,633           (462,460)

Sales of shares                                             1,306,086               1,306            435,314

July 26, 1995, issued to new
     board member                          100,000                100

August 1, 1995, convert
     salary payable to equity              104,000                104              51,896                 --

August 1, 1995, convert
     loans payable to equity               169,044                169              84,353                 --

August 1, 1995, convert
     royalty payable to equity               3,250                  3               1,622                 --

October 9, 1995, convert
     accounts payable to equity             22,345                 23               9,578                 --

Net loss                                                                                            (447,765)
                                        ----------         ----------         -----------          ---------

Balance, December 31, 1995              12,301,184         $   12,301         $ 1,031,396          $(910,225)
                                        ==========         ==========         ===========          =========




                (See Notes to Consolidated Financial Statements)

                         QUADRATECH, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1995

REVENUES                                             $    107,932

COST OF SALES                                              56,163
                                                     ------------

GROSS PROFIT                                               51,769

LICENSING FEE INCOME                                      100,000

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE              846,438
                                                     ------------

LOSS FROM OPERATIONS                                     (694,669)
                                                     ------------

OTHER INCOME (EXPENSES)
    Loss on disposition of assets                         (15,308)
    interest expense (net)                                (22,171)
                                                     ------------
                                                          (37,479)
                                                     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                   (732,148)
                                                     ------------

PROVISION FOR INCOME TAXES
    Current                                                   800
    Deferred                                             (285,183)
                                                     ------------
                                                         (284,383)
                                                     ------------

NET LOSS                                             $   (447,765)
                                                     ============

NET LOSS PER SHARE                                   $       (.04)
                                                     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    11,344,391
                                                     ============



                (See Notes to Consolidated Financial Statements)

                         QUADRATECH, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           YEAR ENDED DECEMBER 31,1995

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                       $(447,765)
                                                      ---------
     Adjustments to reconcile net loss to
     net cash (used in) operating activities
        Depreciation                                     11,541
        Amortization,                                       286
        Loss on disposition of assets                    15,308

        (Increase) decrease in assets
            Accounts receivable                          (1,081)
            Employee advances                            (2,900)
            Prepaid expenses                               (832)
            Inventory                                    16,487
            Loans receivable                             (3,250)
            Deposits                                    (16,232)
            Deferred income taxes                      (284,383)

        Increase (decrease) in liabilities
            Accounts payable                             22,633
            Accrued expenses                             16,606
            Accrued payroll                             (14,824)
            Accrued payroll taxes                        73,440
            Deposits                                     20,000
                                                      ---------

        Total Adjustments                              (147,201)
                                                      ---------

NET CASH (USED IN) OPERATING ACTIVITIES                (594,966)
                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                           (60,096)
     Capitalization of patent costs                      (4,886)
     Purchase of certificates of deposit                 (7,000)
                                                      ---------

NET CASH (USED IN) INVESTING ACTIVITIES                 (71,982)
                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from loans payable - officer              (23,800)
     Proceeds from sale of stock to be issued           317,500
     Proceeds from sale of stock                        584,468
                                                      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES               878,168
                                                      ---------



                (See Notes to Consolidated Financial Statements)

                         QUADRATECH, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1995

NET INCREASE IN CASH
                                                                211,220
CASH - January 1, 1995                                           (9,856)
                                                              ---------
CASH - December 31, 1995                                      $ 201,364
                                                              =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest                      $     829
                                                              =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Stock issued for payment of debts                           $ 147,848
  Note issued for expenses paid by others                        25,000
  Stock to be issued for payment of debt                          7,500
                                                              ---------

                                                              $ 180,348
                                                              =========



                (See Notes to Consolidated Financial Statements)

                                QUADRATECH, INC. AND SUBSIDIARY

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  YEAR ENDED DECEMBER 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

                Quadratech, Inc. was incorporated February 4, 1984 under the laws of the State of Utah. On March 19, 1990, the Company changed its domicile from Utah to the State of Nevada. The Company recycles material and manufactures pet litter and creates products used to absorb oil and other liquids.

                On July 28, 1993, the company acquired all of the outstanding shares of common stock of Oil Scavenger Absorbent (OSA) in exchange for 5,500,00 shares of common stock. The consolidated financial statements include the accounts of Quadratech, Inc. and its wholly-owned subsidiary, OSA. All intercompany transactions and accounts have been eliminated in consolidation.


        Inventory

                Inventory amounts are stated at the lower of cost or market prices, determined by the first-in, first-out method.

        Property and Equipment

                Property additions are recorded at cost and are depreciated under the straight-line method over the estimated useful lives of the assets.

                     Equipment                                   5 years
                     Leasehold improvements                     20 years

        Patents

                Legal fees for obtaining patents are capitalized at cost. All other costs in developing and proving patents are written off in the period incurred as research and development costs.

        Income Taxes

                Income taxes are provided for the tax effect of transactions reported in the financial statement and consist of taxes currently due plus deferred taxes related primarily to operating losses that are available to offset future taxable income. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

                         QUADRATECH, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - INVENTORY

         The components of inventory are as follows
                Raw materials                                               $ 5,034
                Finished goods                                                3,714
                                                                            -------
                                                                            $ 8,748
                                                                            =======

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost as follows:

                Plant and machinery                                         $ 55,217
                Furniture and equipment                                       23,219
                Leasehold improvements                                         9,470
                Motor vehicles                                                14,500
                                                                            --------
                                                                             102,406
                Less: Accumulated depreciation                                24,639
                                                                            --------

                                                                            $ 77,767
                                                                            ========

        Depreciation expense amounted to $11,541 for the year ended December 31, 1995.


NOTE 4 - LOANS PAYABLE - OFFICER/STOCKHOLDER

        An officer/stockholder has loaned money to the Company, payable upon demand. Interest accrued and expensed for 1995 is $10,895. The Company intends to issue stock in 1996 in payment of this debt (See Note 14).

        At the request of the officer/stockholders, loans totaling $53,800 were paid during the year by issuing 107,600 shares of common stock at $.50 per share.

                         QUADRATECH, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1995

NOTE 5 - RESEARCH AND DEVELOPMENT

        All research and development costs are expensed in the period incurred. In 1995, the Company finished its development of the current product lines with the completion of the certification process and selling endeavors commenced.



NOTE 6 - DEPOSITS

        At December 31, 1995 the Company had received $346,000 in cash towards the purchase of stock at one dollar per share, but had not yet issued these shares due to the processing required by the stock transfer agent.



NOTE 7 - ROYALTIES

        The Company has a signed agreement with an officer/stockholder to pay a royalty of 4% on gross sales of oil absorbent material per annum. In exchange for the royalty, the Company acquired the patent on the oil absorbent material.



NOTE 8 - PRIOR PERIOD ADJUSTMENTS

        As a result of the examination of the Company's balance sheet, it was determined that shareholders' equity needed to be corrected at December 31, 1994 to conform to generally accepted accounting principles and to correct errors in the balance sheet. Prior period adjustments were made for 1994 salaries due to an officer, 1994 payments received for stock issued in 1995, inception of deferred income taxes under FASB 109, and for an understatement of the number of shares issued and outstanding at December 31, 1994.

                         QUADRATECH, INC. AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1995
NOTE 9 - INCOME TAXES

        At December 31, 1995 the Company had federal net operating loss carryforwards of approximately $1,462,093 and California net operating loss carryforwards of approximately $730,648 to offset future taxable income. If not used the carryforwards will expire as follows:

             Years ending December 31:
                                               Federal                 California

                 1997                                                  $ 56,604
                 1998                                                   113,702
                 1999                                                   206,598
                 2000                                                   353,744
                 2007                         $ 113,208
                 2008                           227,403
                 2009                           413,195
                 2010                           708,287


NOTE 10 COMMITMENTS

        The Company leases its manufacturing and office facilities under an agreement expiring June 30, 1997. Future lease payments are as follows:

                         Years ending December 31:
                                  1996                                  $ 42,000
                                  1997                                    21,000
                                                                         -------
                                                                         $63,000
                                                                         =======

        In addition, the Company is responsible for its pro rata share of property taxes.

        Rent expense for the year amounted to $42,000.


NOTE 11 - ECONOMIC DEPENDENCY

        For freight costs only, the Company receives raw material for its main product from an outside company which is then recycled in the manufacturing process.

                         QUADRATECH, INC. AND SUBSIDIARY

                           YEAR ENDED DECEMBER 31, 1995

NOTE 12 - CONCENTRATION RISK

        From time to time, the Company has deposits in financial institutions which exceed insurance protection limitations. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

NOTE 13 - SUBSEQUENT EVENTS

        In February, 1996 the Company moved its operations to a new location under a new five-year lease with future minimum lease payments as follows:

                      Year Ending:
                          1996                                           $ 50,000
                          1997                                             85,000
                          1998                                             90,000
                          1999                                            100,000
                          2000                                            107,000
                          Thereafter                                       18,000
                                                                         --------
                                                                         $450,000
                                                                         ========

        The Company has sublet its original lease to another company for an amount that meets the monthly original lease obligation.

NOTE 14 - BUSINESS CONDITION

        As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $447,765 during the year ended December 31, 1995, and as of that date, the Company's current liabilities exceeded its current assets by $545,278.

        To provide working capital, in 1996 the Company sold $260,000 worth of shares of Quadratech, Inc. common stock and is currently in discussion with prospective investors to purchase an additional $600,000 in stock.

        The Company has completed its research and development along with marketing research and obtained all of the necessary licensing and certification to introduce its products to the open market, and subsequent to the year end negotiated with a national pet store chain to place one of their products in the pet stores nationwide.

        Deposits in current liabilities totaling $346,000 were converted into 346,000 shares of stock subsequent to the year end (see Note 6) and the loan payable-officer/shareholder liability for $195,762 will be converted to 180,543 shares during 1996 (see Note 4).