Form 10QSB
period 1997-03-31
QUADRATECH INC \NV\
filed 1998-07-06
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ___________ TO __________.


For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER 0-2686


                                QUADRATECH, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      NEVADA                               95-4396848
------------------------------------------------         -----------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)



  126 West Maple Avenue, Monrovia, California                  91016
------------------------------------------------         ------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         626-358-5995
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

                         [HAROLD Y. SPECTOR LETTERHEAD]


To the Board of Directors
Quadratech, Inc.
Monrovia, California


I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc.(a California corporation), as of March 31, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 7 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and deficit in stockholders' equity raise substantial doubt about their abilities to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



[SIG]

Pasadena, California
June 23, 1998

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1996
                                   (Unaudited)


                                     ASSETS


                                               1997              1996
                                               ----              ----

Current Assets
  Cash                                   $     4,676       $   114,703
  Account Receivables, net of allowance
   for bad debt of $0 and $26,960             57,876            20,629
  Other Receivables                           25,134             1,915
  Inventories                                 41,780            28,271
  Prepaid Expenses                             5,832             5,832
  Deferred Income Taxes, current                   0            10,667
                                         ------------      -----------

    Total Current Assets                     135,298           182,017
                                         ------------      -----------

Property and Equipment
  Furniture and Equipment                     82,702            79,297
  Plant and Equipment                         65,016            58,539
  Motor Vehicles                              21,531            19,331
  Leasehold Improvements                      74,401            74,401
                                         ------------      -----------
                                             243,650           231,568
  Less: Accumulated Depreciation             (71,528)          (29,739)
                                         ------------      ------------

    Total Property and Equipment             172,122           201,829
                                         ------------      -----------

Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $1,377
   and $386                                   14,168            16,189
  Deposits                                    25,626            26,087
  Deferred Income Taxes, noncurrent                0           565,062
                                         ------------      -----------

    Total Other Assets                        39,794           607,338
                                         ------------      -----------

TOTAL ASSETS                             $   347,214       $   991,884
                                         ============      ===========



                 See accompanying notes and accountant's report                2

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1996
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              1997              1996
                                         ------------      -----------
Current Liabilities
  Accounts Payable                       $    90,206       $    80,685
  Accrued Expenses                           141,915           178,315
  Notes Payable, current portion             298,157           195,762
                                         ------------      -----------

    Total Current Liabilities                530,278           454,762
                                         ------------      -----------

Long-Term Debt, net of current                     0                 0
                                         ------------      -----------

    Total Liabilities                        530,278           454,762
                                         ------------      -----------

Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   13,093,974 shares issued and
   outstanding in 1997, and 12,967,362
   shares in 1996                             13,094            12,967
  Paid-in Capital                          2,229,179         1,659,620
  Accumulated Deficit                     (2,425,337)       (1,136,165)
                                         ------------      ------------

    Total Stockholders' Equity (Deficit)    (183,064)          536,422
                                         ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $   347,214       $   991,184
                                         ============      ===========



                 See accompanying notes and accountant's report                3

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                 For Three Months ended March 31, 1997 and 1996
                                   (Unaudited)


                                             1997              1996
                                         ------------      ------------

SALES                                    $    46,774       $    23,122
Less: Discount Taken                            (389)             (355)
                                         ------------      ------------

NET SALES                                     46,385            22,767

COST OF SALES - SCHEDULE A                    27,067            17,199
                                         ------------      -----------

GROSS PROFIT (DEFICIT)                        19,318             5,568

OPERATING EXPENSES - SCHEDULE B              116,537           195,973
                                         ------------      -----------

INCOME (LOSS) FROM OPERATIONS                (97,219)         (190,405)
                                         ------------      ------------

OTHER INCOME (EXPENSES)
  Interest Income                                127               156
  Other Income                                11,134             7,400
  Depreciation and Amortization               (8,915)           (5,200)
  Interest Expenses                           (4,906)           (2,240)
  Penalties                                        -            (1,950)
  Officer's Salaries                         (15,850)          (32,901)
                                         ------------      ------------

    Total Other Income (Expenses)            (18,410)          (34,735)
                                         ------------      ------------

NET INCOME (LOSS) BEFORE TAXES              (115,629)         (225,140)

PROVISION FOR INCOME TAXES                       800               800
                                         ------------      -----------

NET INCOME (LOSS)                           (116,429)         (225,940)

ACCUMULATED DEFICITS
  Beginning Balance                       (2,308,908)         (910,225)
                                         ------------      ------------

  Ending Balance                         $(2,425,337)      $(1,136,165)
                                         ============      ============

NET (LOSS) PER SHARE                     $(.009)           $(.018)
                                         =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING       13,093,974        12,825,098
                                         ============      ============




                 See accompanying notes and accountant's report                4

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                 For Three Months ended March 31, 1997 and 1996
                                   (Unaudited)



                                                       SCHEDULE A
                                             1997              1996
                                         ------------      -----------

COST OF SALES
  Beginning Inventory                    $    41,780       $     8,748
  Purchases                                   10,650            12,843
  Production Salaries                         16,417            21,064
  Freight-in                                       -             2,815
                                         ------------      -----------
                                              68,847            45,470
  Less: Ending Inventory                     (41,780)          (28,271)
                                         ------------      ------------

    Total Cost of Sales                  $    27,067       $    17,199
                                         ============      ===========



                 See accompanying notes and accountant's report                5

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                 For Three Months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                       SCHEDULE A
                                             1997              1996
                                         ------------      -----------
OPERATING EXPENSES
  Accounting                             $       898       $    10,000
  Advertising                                  3,025            10,971
  Bad Debt                                         -             3,569
  Bank and Finance Charges                     1,710               718
  Car Allowances and Expenses                     22             1,221
  Commissions                                 10,038             4,605
  Contributions                                   49               450
  Customer and Public Relations                5,283            17,025
  Dues and Subscriptions                         204             1,884
  Employee Benefits                              635             6,273
  Entertainment                                    -             2,924
  Equipment Rental                             3,806               992
  Freight and Postage                          1,259               817
  Insurance                                    1,859             8,652
  Legal and Professional                      12,425            30,687
  Licenses & Permits                               -                10
  Maintenance                                  7,577             7,498
  Marketing Research                               -             8,896
  Office Supplies                              3,209            13,308
  Other Expenses                                 692             2,497
  Payroll Taxes                                4,250             6,477
  Rent                                        28,000            14,804
  Royalties                                        -             3,151
  Salaries and Wages                           9,015             7,470
  Shipping                                     3,469             2,130
  Taxes - Property                             3,974                 -
  Telephone                                    5,266             9,591
  Trade Shows                                  3,872             6,649
  Travel                                         478             9,254
  Utilities                                    5,522             3,450
                                         ------------      -----------

    Total Operating Expenses             $   116,537       $   195,973
                                         ============      ===========



                 See accompanying notes and accountant's report                6

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 1997 and 1996
                                   (Unaudited)



                                                1997            1996
                                            ------------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                         $  (116,429)    $  (225,940)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                  8,915           5,200
  (Increase) Decrease in:
      Accounts Receivable                       (36,210)        (11,609)
      Other Receivables                           1,688           4,235
      Inventory                                       -         (19,523)
      Prepaid Expenses                                -          (5,000)
      Deposits                                        -          (5,325)
   Increase (Decrease) in:
      Accounts Payable                              874          48,885
      Accrued Expenses                           13,420         (37,182)
                                            ------------    ------------

NET CASH (USED) BY OPERATING ACTIVITIES        (127,742)       (246,259)
                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Fixed Assets                            -        (129,162)
  Increase in Patents, Marks and Copyrights           -          (1,130)
                                            ------------    ------------

NET CASH (USED) BY INVESTING ACTIVITIES               -        (130,292)
                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Stocks                    -         282,890
  Increase in Paid-in Capital                    45,000               -
  Net Proceeds from Notes Payable                80,895               -
                                            ------------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES       125,895         282,890
                                            ------------    -----------

NET INCREASE (DECREASE) IN CASH                  (1,847)        (93,661)

BEGINNING OF YEAR                                 6,523         208,364
                                            ------------    -----------

END OF YEAR                                 $     4,676     $   114,703
                                            ============    ===========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                               $         -     $         -
                                            ============    ===========

     Income Tax                             $         -     $       800
                                            ============    ===========

  Noncash investing and financing activities:

            In 1996, $346,000 deposit was converted to common stock.



                 See accompanying notes and accountant's report                7

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1997 and 1996


NOTE 1 - GENERAL

Quadratech, Inc. ("the Company") was formed under the laws of Nevada on February 4, 1994.

Quadratech, Inc., and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc. ("OSA", a California corporation formed in August, 1993), was established to offer significant solutions for certain major environmental problems from the development and manufacturing a range of environmentally safe bio-degradable products.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OSA, after elimination of all material intercompany accounts and transactions.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 1997 and 1996, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales is recognized when products are shipped and accepted by the customer.

Accounts Receivable

The allowance for bad debts is based on management's evaluation of outstanding accounts receivable at the end of each month. Bad debt expense for three months ended March 31, 1997 and 1996 was $0 and $3,569, respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $8,700 and $5,100 for 1997 and 1996, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five Three Months using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109.

Reclassification

Certain reclassification have been made to the 1996 consolidated financial statements to conform with the 1997 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.


NOTE 3 - NOTES PAYABLE

                                           1997         1996
                                        ----------   ----------
a.)Notes to Caprice Engine, interest
   at 6% to 8% per annum, due on
   demand; unsecured                    $  165,657   $   74,762

b.)Notes to Bill Synder, including
   $100,000 LOC, interest at 6.75%
   to 10.5% per annum, due on
   demand; unsecured                       121,000      121,000

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1997 and 1996


NOTE 3 - NOTES PAYABLE (Continued)


                                           1997         1996
                                        ----------   ----------
c.)Note to David Comfort, interest
   at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                 11,500            -
                                        ----------   ----------

Total                                   $  298,157   $  195,762
Less current maturities                    298,157      195,762
                                        ----------   ----------

Long-term debt, net                     $        0   $        0
                                        ==========   ==========


NOTE 4 - ROYALTIES

The Company has a signed agreement with an officer/stockholder to a pay a royalty of 4% on gross sales of oil absorbent material per year. In exchange for the royalty, the Company acquired the patent on the oil absorbent material.


NOTE 5 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for three months ended March 31, 1997 and 1996 consist of $800 minimum state income taxes in each year.

As of December 31, 1996, the Company has federal net operating loss carryforwards of $2,245,455, and California NOL of $2,189,259 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.


NOTE 6 - RELATED PARTY TRANSACTIONS

As described in Note 3, the Company had various unsecured borrowings from the stockholders.


NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfication of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $116,429 and $225,940 for three months ended March 31, 1997 and 1996, respectively, and as of March 31, 1997, the Company has an accumulated deficit of $2,425,337, a deficit in stockholders' equity of $183,064 and current liabilities exceed current assets by $394,980.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1997 and 1996


NOTE 7 - GOING CONCERN (Continued)

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item    II. Management's Discussion and Analysis or Plan Of Operation

Results of Operation

        For the current quarter, the Company focused on marketing its oil absorbent products, together with its Flush-It (TM) litter to additional superstore chains, animal supplies co-ops and to individual pet supplies stores in the United States and Canada.

        Selling, general and administrative costs decreased substantially as a result of a reduction in personnel and decreased marketing costs associated with the sale of products to its customers.

Liquidity and Capital Resources.

        The liquidity of the Company and its available capital resources have not improved.

        The Company believes that internally generated funds and the sale and issuance of stock for cash or in cancellation of indebtedness will provide minimum capital resources to finance operations, fund capital expenditures and planned research activities. The Company's need for funds has been reduced predicated upon the significant reduction in property rental and maintenance expenses and the reduction of marketing costs.

        For the current quarter, the Company had no material commitments to acquire additional assets.

                                     PART II

                                OTHER INFORMATION



Item 1 - Legal Proceedings........................................ None

Item 2 - Changes in the Rights of the Company's
         Security Holders......................................... None

Item 3 - Defaults by the Company on its Senior
         Securities............................................... None

Item 4 - Results of Votes of Security Holders..................... None

Item 5 - Other Information........................................ None

Item 6 - Exhibits and Reports on Form 8-K......................... None


                                   SIGNATURE


        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             QUADRATECH, INC.



                                             -----------------------------------
                                             (Company)
                                             Dated: June 29, 1998



                                             By: /s/ MARIA COMFORT
                                             -----------------------------------
                                                Maria Comfort
                                                President