Form 10QSB
period 1997-06-30
QUADRATECH INC \NV\
filed 1998-07-06
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ___________ TO __________.


For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER 0-2686


                                QUADRATECH, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      NEVADA                               95-4396848
-------------------------------------------------         -----------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)


  126 West Maple Avenue, Monrovia, California                  91016
-------------------------------------------------         ------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         626-358-5995
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


I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc.(a California corporation), as of June 30, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




[SIG]

Pasadena, California
June 24, 1998

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996
                                   (Unaudited)


                                     ASSETS


                                             1997              1996
                                         ------------      -----------
Current Assets
  Cash (Overdraft)                       $     3,808       $    (5,182)
  Account Receivables, net of allowance
   for bad debt of $0 and $18,827             71,026            18,487
  Other Receivables                           23,174            13,234
  Inventories                                 41,780            45,599
  Prepaid Expenses                             5,832             5,832
  Deferred Income Taxes, current                   0            10,667
                                         ------------      -----------

    Total Current Assets                     145,620            88,637
                                         ------------      -----------

Property and Equipment
  Furniture and Equipment                     82,702            79,671
  Plant and Equipment                         69,134            59,016
  Motor Vehicles                              21,531            19,331
  Leasehold Improvements                      74,401            74,401
                                         ------------      -----------
                                             247,768           232,419
  Less: Accumulated Depreciation             (80,435)          (34,839)
                                         ------------      ------------

    Total Property and Equipment             167,333           197,580
                                         ------------      -----------

Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $1,591
   and $486                                   13,954            16,089
  Deposits                                    25,626            26,087
  Deferred Income Taxes, noncurrent                0           565,062
                                         ------------      -----------

    Total Other Assets                        39,580           607,238
                                         ------------      -----------

TOTAL ASSETS                             $   352,533       $   893,455
                                         ============      ===========



                 See accompanying notes and accountant's report                2

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             1997              1996
                                         ------------      -----------
Current Liabilities
  Accounts Payable                       $   138,517       $    40,089
  Accrued Expenses                            50,678           195,263
  Notes Payable, current portion             298,157           288,262
                                         ------------      -----------

    Total Current Liabilities                487,352           523,614
                                         ------------      -----------

Long-Term Debt, net of current               105,000                 0
                                         ------------      -----------

    Total Liabilities                        592,352           523,614
                                         ------------      -----------

Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   13,093,974 shares issued and
   outstanding in 1997, and 13,349,012
   shares in 1996                             13,094            13,349
  Paid-in Capital                          2,316,679         1,684,738
  Accumulated Deficit                     (2,569,592)       (1,328,246)
                                         ------------      ------------

    Total Stockholders' Equity (Deficit)    (239,819)          369,841
                                         ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $   352,533       $   893,455
                                         ============      ===========



                 See accompanying notes and accountant's report                3

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                   For Six Months ended June 30, 1997 and 1996
                                   (Unaudited)


                                             1997              1996
                                         ------------      ------------

SALES                                    $    74,962       $    35,889
Less: Discount Taken                          (1,343)           (1,088)
                                         ------------      ------------

NET SALES                                     73,619            34,801

COST OF SALES - SCHEDULE A                    55,388            30,442
                                         ------------      -----------

GROSS PROFIT                                  18,231             4,359

OPERATING EXPENSES - SCHEDULE B              236,945           370,389
                                         ------------      -----------

INCOME (LOSS) FROM OPERATIONS               (218,714)         (366,030)
                                         ------------      ------------

OTHER INCOME (EXPENSES)
  Interest Income                                185               409
  Other Income                                19,749            22,200
  Depreciation and Amortization              (18,036)          (10,400)
  Interest Expenses                           (9,812)           (2,549)
  Penalties                                        -            (1,950)
  Officer's Salaries                         (33,256)          (58,901)
                                         ------------      ------------

    Total Other Income (Expenses)            (41,170)          (51,191)
                                         ------------      ------------

NET INCOME (LOSS) BEFORE TAXES              (259,884)         (417,221)

PROVISION FOR INCOME TAXES                       800               800
                                         ------------      -----------

NET INCOME (LOSS)                           (260,684)         (418,021)

ACCUMULATED DEFICITS
  Beginning Balance                       (2,308,908)         (910,225)
                                         ------------      ------------

  Ending Balance                         $(2,569,592)      $(1,328,246)
                                         ============      ============

NET (LOSS) PER SHARE                     $(.020)           $(.032)
                                         =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING       13,093,974        12,929,253
                                         ============      ============



                 See accompanying notes and accountant's report                4

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                   For Six Months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                       SCHEDULE A
                                             1997              1996
                                         ------------      -----------
COST OF SALES
  Beginning Inventory                    $    41,780       $     8,748
  Purchases                                   22,161            21,679
  Production Salaries                         33,227            42,436
  Freight-in                                       -             3,178
                                         ------------      -----------
                                              97,168            76,041
  Less: Ending Inventory                     (41,780)          (45,599)
                                         ------------      ------------

    Total Cost of Sales                  $    55,388       $    30,442
                                         ============      ===========



                 See accompanying notes and accountant's report                5

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                   For Six Months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                       SCHEDULE A
                                             1997              1996
                                         ------------      -----------
OPERATING EXPENSES
  Accounting                             $     5,898       $    10,496
  Advertising                                  8,854            27,855
  Bad Debt                                         -            (2,951)
  Bank and Finance Charges                     3,249             1,617
  Car Allowances and Expenses                  1,499             2,822
  Commissions                                 18,216            13,936
  Contributions                                   74               450
  Customer and Public Relations                6,260            17,074
  Dues and Subscriptions                       1,541             2,817
  Employee Benefits                            1,185             6,773
  Entertainment                                  738             4,448
  Equipment Rental                             8,676             5,186
  Freight and Postage                          2,556             4,063
  Insurance                                    5,185            19,056
  Legal and Professional                      14,067            37,474
  Licenses & Permits                               -               708
  Maintenance                                 14,562            19,083
  Marketing Research                               -            29,836
  Office Supplies                              4,307            18,788
  Other Expenses                               1,594             2,828
  Payroll Taxes                                9,000            12,863
  Rent                                        64,500            40,304
  Royalties                                        -             4,563
  Salaries and Wages                          20,655            26,533
  Shipping                                     7,424             5,791
  Taxes - Property                               694                 -
  Telephone                                   15,547            18,559
  Trade Shows                                  6,487            12,801
  Travel                                       1,797            15,624
  Utilities                                   12,380            10,992
                                         ------------      -----------

    Total Operating Expenses             $   236,945       $   370,389
                                         ============      ===========



                 See accompanying notes and accountant's report                6

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                1997            1996
                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                         $  (260,684)    $  (418,021)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                 18,036          10,400
  (Increase) Decrease in:
      Accounts Receivable                       (49,360)         (9,467)
      Other Receivables                           3,648          (7,084)
      Inventory                                       -         (36,851)
      Prepaid Expenses                                -          (5,000)
      Deposits                                        -          (5,325)
   Increase (Decrease) in:
      Accounts Payable                           49,185           8,289
      Accrued Expenses                          (77,817)        (20,234)
                                            ------------    ------------

NET CASH (USED) BY OPERATING ACTIVITIES        (316,992)       (483,293)
                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Fixed Assets                       (4,118)       (130,013)
  Increase in Patents, Marks and Copyrights           -          (1,130)
                                            ------------    ------------
NET CASH (USED) BY INVESTING ACTIVITIES          (4,118)       (131,143)
                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Stocks                    -         308,390
  Increase in Paid-in Capital                   132,500               -
  Net Proceeds from Notes Payable               185,895          92,500
                                            ------------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES       318,395         400,890
                                            ------------    -----------

NET INCREASE (DECREASE) IN CASH                  (2,715)       (213,546)

BEGINNING OF YEAR                                 6,523         208,364
                                            ------------    -----------

END OF YEAR                                 $     3,808     $    (5,182)
                                            ============    ============

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                               $         -     $       309
                                            ============    ===========

     Income Tax                             $         -     $       800
                                            ============    ===========

  Noncash investing and financing activities:

        In 1996, $346,000 deposit was converted to common stock.



                 See accompanying notes and accountant's report                7

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1997 and 1996


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

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of Six months or less to be cash equivalents. As of June 30, 1997 and 1996, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales is recognized when products are shipped and accepted by the customer.

Accounts Receivable

The allowance for bad debts is based on management's evaluation of outstanding accounts receivable at the end of each month. Bad debt expense for six months ended June 30, 1997 and 1996 was $0 and $(2,951), respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $17,607 and $10,200 for 1997 and 1996, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five Six Months using the straight-line method.

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

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1997 and 1996


NOTE 3 - NOTES PAYABLE (Continued)
                                           1997         1996
                                        ----------   ----------
c.)Note to David Comfort, interest
   at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                 11,500            -

d.)Note to Elizabeth Comfort,
   unsecured; due on demand                      -       92,500

e.)Note to William Kroes, interest
   at 10% per annum due from 3/1/98;
   monthly installments of $420 from
   3/15/98; due 5/31/99; unsecured         105,000            -
                                        ----------   ----------

Total                                   $  403,157   $  288,262

Less current maturities                    298,157      288,262
                                        ----------   ----------

Long-term debt, net                     $  105,000   $        0
                                        ==========   ==========

Maturities on notes payable are as follows:

  December 31,
  1997                                               $298,157
  1998                                                      0
  1999                                                105,000
                                                     --------

                                                     $403,157
                                                     ========

NOTE 4 - ROYALTIES

The Company has a signed agreement with an officer/stockholder to a pay a royalty of 4% on gross sales of oil absorbent material per year. In exchange for the royalty, the Company acquired the patent on the oil absorbent material.


NOTE 5 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for six months ended June 30, 1997 and 1996 consist of $800 minimum state income taxes in each year.

As of December 31, 1996, the Company has federal net operating loss carryforwards of $2,245,455, and California NOL of $2,189,259 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1997 and 1996


NOTE 6 - RELATED PARTY TRANSACTIONS

As described in Note 3, the Company had various unsecured borrowings from the stockholders.


NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfication of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $260,684 and $418,021 for six months ended June 30, 1997 and 1996, respectively, and as of June 30, 1997, the Company has an accumulated deficit of $2,569,592, a deficit in stockholders' equity of $239,819 and current liabilities exceed current assets by $341,732.

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

Item II.    Management's Discussion and Analysis or Plan of Operation

Results of Operation.

        For the current quarter, the Company focused on marketing its oil absorbent products, together with its Flush-It(Tm) litter to additional superstore chains, animal supplies co-ops and to individual pet supplies stores in the United States and Canada.

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

                                     PART II

                               OTHER INFORMATION




Item 1 -  Legal Proceedings....................................... None

Item 2 -  Changes in the Rights Of the Company's
          security Holders........................................ None

Item 3 -  Defaults by the Company on its Senior
          Securities.............................................. None

Item 4 -  Results of Votes of Security Holders.................... None

Item 5 -  other Information....................................... None

Item 6 -  Exhibits and Reports on Form 8-K........................ None



                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



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