Form 10QSB
period 1997-09-30
QUADRATECH INC \NV\
filed 1998-07-06
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________ .

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

        Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

                         [HAROLD Y. SPECTOR LETTERHEAD]



To the Board of Directors
Quadratech, Inc.
Monrovia, California


I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc.(a California corporation), as of September 30, 1997 and 1996, and the related consolidated statements of operations and accumulated deficit, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




[SIG]

Pasadena, California
June 24, 1998

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 and 1996
                                   (Unaudited)


                                     ASSETS


                                             1997              1996
                                         ------------      -----------
Current Assets
  Cash                                   $     7,045       $     6,677
  Account Receivables, net of allowance
   for bad debt of $0 and $25,611             61,409            16,703
  Other Receivables                           30,599            26,259
  Inventories                                 41,780            41,780
  Prepaid Expenses                             5,832             5,832
  Deferred Income Taxes, current                   0            10,667
                                         ------------      -----------

    Total Current Assets                     146,665           107,918
                                         ------------      -----------

Property and Equipment
  Furniture and Equipment                     82,702            82,702
  Plant and Equipment                         71,018            65,016
  Motor Vehicles                              21,531            21,531
  Leasehold Improvements                      74,401            74,401
                                         ------------      -----------
                                             249,652           243,650
  Less: Accumulated Depreciation             (89,595)          (39,939)
                                         ------------      ------------

    Total Property and Equipment             160,057           203,711
                                         ------------      -----------

Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $1,806
   and $586                                   13,739            15,989
  Deposits                                    26,626            26,087
  Deferred Income Taxes, noncurrent                0           565,062
                                         ------------      -----------

    Total Other Assets                        40,365           607,138
                                         ------------      -----------

TOTAL ASSETS                             $   347,087       $   918,767
                                         ============      ===========



                 See accompanying notes and accountant's report                2

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1997 and 1996
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             1997              1996
                                         ------------      -----------
Current Liabilities
  Accounts Payable                       $   138,517       $    35,978
  Accrued Expenses                            54,524           162,900
  Notes Payable, current portion             307,445           358,262
                                         ------------      -----------

    Total Current Liabilities                500,486           557,140
                                         ------------      -----------

Long-Term Debt, net of current               102,000                 0
                                         ------------      -----------

    Total Liabilities                        602,486           557,140
                                         ------------      -----------

Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   13,093,974 shares issued and
   outstanding in 1997, and 13,557,322
   shares in 1996                             13,094            13,557
  Paid-in Capital                          2,316,679         1,864,940
  Accumulated Deficit                     (2,585,172)       (1,516,870)
                                         ------------      ------------

    Total Stockholders' Equity (Deficit)    (255,399)          361,627
                                         ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $   347,087       $   918,767
                                         ============      ===========



                 See accompanying notes and accountant's report                3

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                For Nine Months ended September 30, 1997 and 1996
                                   (Unaudited)


                                             1997              1996
                                         ------------      ------------

SALES                                    $    98,925       $    80,294
Less: Discount Taken                          (1,343)          (11,896)
                                         ------------      ------------

NET SALES                                     97,582            68,398

COST OF SALES - SCHEDULE A                    75,283            58,320
                                         ------------      -----------

GROSS PROFIT                                  22,299            10,078

OPERATING EXPENSES - SCHEDULE B              289,913           545,174
                                         ------------      -----------

INCOME (LOSS) FROM OPERATIONS               (267,614)         (535,096)
                                         ------------      ------------

OTHER INCOME (EXPENSES)
  Interest Income                                227               554
  Other Income                                73,249            31,047
  Depreciation and Amortization              (27,411)          (15,600)
  Interest Expenses                          (14,719)           (2,549)
  Penalties                                        -            (1,950)
  Officer's Salaries                         (39,196)          (82,251)
                                         ------------      ------------

    Total Other Income (Expenses)             (7,850)          (70,749)
                                         ------------      ------------

NET INCOME (LOSS) BEFORE TAXES              (275,464)         (605,845)

PROVISION FOR INCOME TAXES                       800               800
                                         ------------      -----------

NET INCOME (LOSS)                           (276,264)         (606,645)

ACCUMULATED DEFICITS
  Beginning Balance                       (2,308,908)         (910,225)
                                         ------------      ------------

  Ending Balance                         $(2,585,172)      $(1,516,870)
                                         ============      ============

NET (LOSS) PER SHARE                     $     (.021)      $     (.044)
                                         ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING       13,093,974        13,929,253
                                         ============      ============



                 See accompanying notes and accountant's report                4

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                For Nine Months ended September 30, 1997 and 1996
                                   (Unaudited)


                                                       SCHEDULE A
                                             1997              1996
                                         ------------      -----------
COST OF SALES
  Beginning Inventory                    $    41,780       $     8,748
  Purchases                                   25,251            24,760
  Production Salaries                         48,730            63,414
  Warehouse Supplies                             243                 -
  Freight-in                                   1,059             3,178
                                         ------------      -----------
                                             117,063           100,100
  Less: Ending Inventory                     (41,780)          (41,780)
                                         ------------      ------------

    Total Cost of Sales                  $    75,283       $    58,320
                                         ============      ===========



                 See accompanying notes and accountant's report                5

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                For Nine Months ended September 30, 1997 and 1996
                                   (Unaudited)


                                                       SCHEDULE A
                                             1997              1996
                                         ------------      -----------
OPERATING EXPENSES
  Accounting                             $     5,898       $    13,811
  Advertising and Promotions                  10,567            36,242
  Bad Debt                                         -             3,833
  Bank and Finance Charges                     5,803             4,220
  Car Allowances and Expenses                  3,609             3,878
  Commissions                                 22,886            21,959
  Contributions                                   74               550
  Customer and Public Relations                6,260            17,146
  Dues and Subscriptions                       1,741             2,817
  Employee Benefits                            1,449             8,554
  Entertainment                                2,794             7,627
  Equipment Rental                             9,235             7,425
  Freight and Postage                          2,556             5,327
  Insurance                                    5,841            38,477
  Legal and Professional                      16,517            47,744
  Licenses & Permits                               -             1,665
  Maintenance                                 14,562            28,547
  Marketing Research                               -            38,501
  Office Supplies                              7,983            22,715
  Operating Supplies                             493                 -
  Outside Services                             3,425                 -
  Other Expenses                               1,709             3,693
  Payroll Taxes                                9,652            20,837
  Rent                                        68,000            52,037
  Research and Development                        92             3,144
  Royalties                                        -             3,151
  Salaries and Wages                          32,616            45,691
  Shipping                                     7,424            13,892
  Supplies                                       250                 -
  Taxes - Property                               694             3,225
  Telephone                                   22,975            25,646
  Trade Shows                                  6,487            22,340
  Travel                                       1,797            23,658
  Utilities                                   16,524            16,822
                                         ------------      -----------

    Total Operating Expenses             $   289,913       $   545,174
                                         ============      ===========



                 See accompanying notes and accountant's report                6

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months ended September 30, 1997 and 1996
                                   (Unaudited)


                                                1997            1996
                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                         $  (276,264)    $  (606,645)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                 27,411          15,600
  (Increase) Decrease in:
      Accounts Receivable                       (39,743)         (7,683)
      Other Receivables                          (3,777)        (20,109)
      Inventory                                       -         (33,032)
      Prepaid Expenses                                -          (5,000)
      Deposits                                   (1,000)         (5,325)
   Increase (Decrease) in:
      Accounts Payable                           49,185           4,178
      Accrued Expenses                          (73,971)        (52,597)
                                            ------------    ------------

NET CASH (USED) BY OPERATING ACTIVITIES        (318,159)       (710,613)
                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Fixed Assets                       (6,002)       (141,244)
  Increase in Patents, Marks and Copyrights           -          (1,130)

NET CASH (USED) BY INVESTING ACTIVITIES          (6,002)       (142,374)
                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Stocks                    -         488,800
  Increase in Paid-in Capital                   132,500               -
  Net Proceeds from Notes Payable               192,183         162,500
                                            ------------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES       324,683         651,300
                                            ------------    -----------

NET INCREASE (DECREASE) IN CASH                     522        (201,687)

BEGINNING OF YEAR                                 6,523         208,364
                                            ------------    -----------

END OF YEAR                                 $     7,045     $     6,677
                                            ============    ===========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                               $         -     $       309
                                            ============    ===========

     Income Tax                             $         -     $       800
                                            ============    ===========

  Noncash investing and financing activities:

        In 1996, $346,000 deposit was converted to common stock.



                 See accompanying notes and accountant's report                7

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months ended September 30, 1997 and 1996


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

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of Nine months or less to be cash equivalents. As of September 30, 1997 and 1996, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales is recognized when products are shipped and accepted by the customer.

Accounts Receivable

The allowance for bad debts is based on management's evaluation of outstanding accounts receivable at the end of each month. Bad debt expense for nine months ended September 30, 1997 and 1996 was $0 and $3,833, respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months ended September 30, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $26,767 and $15,300 for 1997 and 1996, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five Nine Months using the straight-line method.

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


NOTE 3 - NOTES PAYABLE


                                           1997         1996
                                        ----------   ----------
a.)Notes to Caprice Engine, interest
   at 6% to 8% per annum, due on
   demand; unsecured                    $  165,657   $   74,762

b.)Notes to Bill Synder, including
   $100,000 LOC, interest at 6.75%
   to 10.5% per annum, due on
   demand; unsecured                       119,500      121,000

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months ended September 30, 1997 and 1996


NOTE 3 - NOTES PAYABLE (Continued)


                                           1997         1996
                                        ----------   ----------
c.)Note to David Comfort, interest
   at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                 17,788            -

d.)Note to Elizabeth Comfort,
   unsecured; due on demand                      -      162,500

e.)Note to William Kroes, interest
   at 10% per annum due from 3/1/98;
   monthly installments of $420 from
   3/15/98; due 5/31/99; unsecured         102,000            -

f.)Note to Frances Rigney, interest
   only at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                  4,500            -
                                        ----------   ----------

Total                                   $  409,445   $  358,262

Less current maturities                    307,445      358,262
                                        ----------   ----------

Long-term debt, net                     $  102,000   $        0
                                        ==========   ==========

Maturities on notes payable are as follows:

  December 31,
  1997                                               $307,445
  1998                                                      0
  1999                                                102,000
                                                     --------
                                                     $409,445
                                                     ========


NOTE 4 - ROYALTIES

The Company has a signed agreement with an officer/stockholder to a pay a royalty of 4% on gross sales of oil absorbent material per year. In exchange for the royalty, the Company acquired the patent on the oil absorbent material.


NOTE 5 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for nine months ended September 30, 1997 and 1996 consist of $800 minimum state income taxes in each year.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months ended September 30, 1997 and 1996


NOTE 5 - INCOME TAXES (Continued)

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


NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfication of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $276,264 and $606,645 for nine months ended September 30, 1997 and 1996, respectively, and as of September 30, 1997, the Company has an accumulated deficit of $2,585,172 a deficit in stockholders' equity of $255,399 and current liabilities exceed current assets by $353,821.

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