Form 10KSB40
period 1997-12-31
QUADRATECH INC \NV\
filed 1998-07-06
CIK 1001433

Commission File No. 000-26856

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10KSB

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1997

                  / / TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                                QUADRATECH, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                Nevada                          95-4396848
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

         126 West Maple Avenue
       Monrovia, California 91016                 89706
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (626) 358-5995

Securities to be registered pursuant to Section 12(b) of the Act:
                                      none
Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                                (Title of Class)

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

      As of December 31, 1997, there were 14,472,699 shares of the Registrant's Common Stock, $.0001 par value, outstanding.

      The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $2,424,355.

      State the Registrant's revenues for the December 31, 1997 fiscal year: $107,864.

                                TABLE OF CONTENTS

                                                                   Page
                                                                   ----
Item 1.   Description of Business. . . . . . . . . . . . . .         _

Item 2.   Description of Property. . . . . . . . . . . . . .         _

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . .         _

Item 4.   Submission of Matter to Vote of
          Security Holders . . . . . . . . . . . . . . . . .         _

Item 5.   Market for Common Registrant Equity and
          Related Stockholder Matter . . . . . . . . . . . .         _

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . .         _

Item 7.   Financial Statements . . . . . . . . . . . . . . .         _

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure . . . . . . . . . . . . . . . . . . . .         _

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . .         _

Item 10.  Executive Compensation . . . . . . . . . . . . . .         _

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management . . . . . . . . .         _

Item 12.  Certain Relationships and
          Related Transactions . . . . . . . . . . . . . . .         _

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . .         _

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

Research and Development.

        The Company first developed its oil absorbent material using a proprietary formula for detoxifying toxic waste paper. Because of this formula, the other products were developed in a similar way, beginning with the floor sweep and then the pet litter. A need for the oil absorbent material to be fire proof led to the development of a fire-proof material which retards fire beyond 3000(degrees fahrenheit). This, in turn, is used in the Company's floor sweep product as an absorbent for 1.5ph sulphuric acid and as the basis for the acid absorbent.

Products.

A. Oil Absorbent Materials and Alternative-Energy Products. The Company obtained by assignment from Ed V. Lunenschloss U. S. Patent No. 5,248,391 issued on September 28, 1993 for its oil absorbent material and currently has the rights/an unrestricted license as an oil-spill cleanup agent, in accordance with Title 23, Division 3, Chapter 10, of the California Code of Regulations. The Company believes that there are other licensed competitors whose products may be used on a restricted basis, i.e., their products, unlike the Company's cannot be deployed or used in free form in open waterways. Further, such absorbent products are classified as a renewable energy source.

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

Marketing and Sales.

        In 1997, the Company marketed its products principally through sales representatives in the United States and is establishing a foreign sales representative network. The Company was directly marketing its oil absorbent material in Asia. As of the date of this report, the Company markets its products principally through direct sales in the state of California and through independent dealers, i.e. representatives in the other parts of the United States.

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

Employees.

        As at December 31, 1997 the Company had six (6) full-time employees and no part-time employees. As at December 31, 1997, Perry Cope had acted as a consultant. (See Item 9 below). The Company also uses part-time help as needed in manufacturing, packing, warehousing, mailing, and shipping.


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


Item 4. Submission of Matter to Vote of Security Holders.

        None.


Item 5. Market for Common Company Equity and Related
        Stockholder Matter.

               As of December 31, 1997, The Company had One Hundred Ninety-One
(191) shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

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

               As at December 31, 1996, the Company had issued and outstanding 13,093,974 shares of Common Stock. As at December 31, 1997, the Company had issued and outstanding 14,472,699 shares of Common Stock. The sale and issuance of the shares of Common Stock in 1997 was for cash or in cancellation of indebtedness, said shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance upon an exemption from registration. All of said share of stock have restrictive legends imposed thereon and stop transfer order have been issued to the Company's transfer agent.

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


Item 6. Management's Discussion and Analysis or Plan of
        Operation

Comparison of Years Ended December 31, 1997 and December 31, 1996.

Results of Operation.

               In 1996 and 1997, the Company focused on marketing its Flush-It(TM) litter to additional superstore chains, animal supplies co-ops and to individual pet supplies stores in the United States and Canada. The Company also developed and attempted to introduce its fire retardant product to meet the needs of manufacturers and mining companies for a material to be used to pick up and neutralize toxic chemicals and acids.

               During 1997, the Company determined that its patented formula could also be utilized in the poultry industry. The business opportunities include, but are not limited to, supplying bedding material, facility decontamination and egg washing. Governmental approval may be required in connection with poultry industry use and the Company is currently undertaking testing with the intent to obtain all necessary and applicable approvals. Revenues are not expected from the poultry industry application during the current fiscal year.

               Total revenues for fiscal 1997 were $197,864, a increase of $9,375 over 1996 revenues. The increase is primarily due to increased revenues from oil spill recovery products.

               The Company's net loss of $541,714 for the year ended December 31, 1997 represents an decreased loss of $281,240 compared to the net loss in the prior year.

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

               At December 31, 1997, the Company had no material commit ments to acquire additional assets.


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

        At December 31, 1997, the officers and directors of the Company were:

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

Background of Current Officers and Directors.

               Perry Cope received his Bachelor of Administration in Marketing from the University of Houston, Texas and a Master of Business Administration Degree from the University of Southern California. Mr. Cope has over 35 years experience in marketing and executive management with North American Philips and Xerox Corporation. He was at Xerox for twenty-seven years where he served as Vice President of Marketing for Xerox Medical Systems, and was later Director of Sales and Service for Philips Medical, Ultrasound division. Mr. Cope founded Sea to Sea International Consulting Company in 1991 and acted as a consultant to medical product manufacturers for six years. Mr. Cope joined the Board on November 1, 1997. In 1997 Mr. Cope became Chief Executive Officer of the Company.

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

               Peter Olson received his Bachelor of Science Degree at University of Utah and a Master of Business Administration Degree from Brigham Young University. For the past five years he has been the Chairman and Chief Executive Officer of Olson Farms, Inc., a business engaged in the production, processing and distribution of eggs in the Western United States. Mr. Olson also serves as a Chairman of the California Egg Commission and is past President of Pacific Egg & Poultry Association. Mr. Olson joined the Board on January 30, 1998.

        As at December 31, 1996, Darlene Forman, Fred Ciampi, Keith Cagan, and Don Adams had been Directors; however, each have resigned prior to the date hereof. In addition, Ed V. Lunenschloss had been a Director. Mr. Lunenschloss died on March 17, 1998.

Additional Directors

        Between December 31, 1997 and the date hereof, Ted D. Kimbrough and Lilly V. Lee were selected by the existing Board of Directors to fill two vacancies on the Board of Directors.

        The background of the additional directors is as follows:

        Ted D. Kimbrough received his Bachelor of Science in Education from Northern Illinois State University, his Master of Science in Education from California State University, Los Angeles, did Post graduate studies at Pepperdine University, University of California at Los Angeles and University of Southern California and an Honorary Juris Doctorate from the University of West Los Angeles.

        Mr. Kimbrough is the President and Owner of Multi-Kim & Associates, Inc. and the former Superintendent of Schools for the Sacramento Unified School District (1996-1997), Chicago Unified School District (1990-1993); Compton Unified School District (1982-
1990). Previously, he had been employed by the Los Angeles Unified School District.

        Lilly V. Lee is Chairman of Lilly International, Inc. Ms. Lee's business activities include real estate investments, trade, trucking, retail, franchise consultant and strategic alliances with various sectors of businesses n the U.S.A. Australia, China, Hong Kong, Indonesia, Thailand and the Philippines.

        Ms. Lee is currently the Chairman of the World Trade Center association, Los Angeles Long Beach which is linked with other trade offices in 97 countries, and is the Chairman of Southern California Asian pacific American Legal Center, Executive Council. Ms. Lee is on the Executive Boards of Bank Plus Corporation and Fidelity Federal Bank and is a member of the Board of Directors of Gateway Investment Services, Inc.

Item 10. Executive Compensation.

        The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years ended 1996 and 1997 the following payments were made:

                                                                    Remuneration
                                                              ------------------------
Name                         Position                         1996                1997
----                         --------                         ----                ----
Maria Comfort                President, Chief
                             Executive Officer              $ 34,000             $17,560

Ed V. Lunenschloss           Executive Vice
                             President                      $ 26,000             $26,000

Darlene Foreman              OSA, Inc.
                             Controller                     $ 42,800             $25,400

All Executive Officers
as a group                                                  $102,800             $68,960


        No compensation is payable to Directors of the Company in connection with attendance at Board Meetings, except as to such Directors who also serve as Officers of the Company in capacities other than Directors and/or Officers. At this time no other compensation has been scheduled for any other member of the Board of Directors or Officers of the Corporation.

        Future compensation of Officers will be determined by the Board of Directors based upon the financial condition and per formance of the Company, the financial requirements of the company, and upon the individual performance of each Officer. The Board of Directors intends to ensure that the salaries paid to the Company's Officers and employees are reasonable and prudent and are based upon both the financial condition and performance of the Company and upon the performance of individual Officers.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth as at December 31, 1997, certain information as to the common stock of the Company owned of record and/or beneficially by each person who is known to the Company to own more than five (5%) percent of the outstanding Common Stock, and by all officers and directors of the Company.

                                            Amount Beneficially               Approximate
Name and Address                            and/or Owned                      Percent
    of Owner                                Record                            of Class
----------------                            -------------------               -----------
Perry Cope                                           101,000                     .7%
126 West Maple Avenue
Monrovia, California 91016

Maria Comfort                                      1,001,176                    6.9%
126 West Maple Avenue
Monrovia, California 91016

Edward V. Lunenschloss                               958,250 *                  6.6%
10804 South La Cienega Blvd.
Inglewood, California 90304

William Snyder                                     1,399,698                    9.7%
409 South Hindry
Inglewood, California 90301

Michael Montgomery                                   550,000                    3.8%
10501 Valley Blvd., #121
El Monte, California 91731

Christopher Wiles                                    160,000                    1.1%
126 West Maple Avenue
Monrovia, California 19016

----------------

* 900,000 shares are registered in the name of Joyce Lunensch loss. Ed V. Lunenschloss, prior to his death in 1998, had advised the Company that, at the time said shares of stock were transferred to Joyce Lunenschloss, he retained the right to vote said stock. Said retention, if any and valid, are the property of his estate.


Item 12. Certain Relationships and Related Transactions.

               In 1995, William Snyder, Maria Comfort and Ed V. Lunenschloss were issued shares of common stock at $.50 per share in cancellation of indebtedness as follows: to William Snyder 14,000 shares for $7,000; to Maria Comfort 104,000 shares for $52,000; and to Ed V. Lunenschloss 3,250 shares for $1,626.

               Eric Lunenschloss, an Production Manager since 1992, and is the son of Ed V. Lunenschloss.

               The Company has a signed agreement with Ed V. Lunenschloss to pay a royalty of four (4%) percent on the gross sales of the Company's oil absorbent material. This agreement was entered into in exchange for the Company's acquisition of the patent rights. (See Note 4 of Notes to Consolidated Financial Statements.)

Item 13. Exhibits and Reports on Form 8-K.

               There are no reports on Form 8-K incorporated herein by reference. The following documents are filed as part of this report:

               (1) Financial Statements filed as part of this report, prepared by Harold Y. Spector, Certified Public Accountant for the fiscal year ended December 31, 1996 and 1997, with the related consolidated statements of operations and accumulated deficit, and cash flow for the year then ended.

                                   SIGNATURES



          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                QUADRATECH, INC.




                                                ---------------------------
                                                         (Company)
                                                   Date: June 29, 1998


                                                By: /s/
                                                    -----------------------
                                                    Maria Comfort
                                                    President

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