Form 10QSB
period 1998-03-31
QUADRATECH INC \NV\
filed 1998-08-10
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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


I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc.(a California corporation), as of March 31, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 9 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and deficit in stockholders' equity raise substantial doubt about their abilities to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ [SIG ILLEGIBLE]
-------------------

Pasadena, California
June 11, 1998

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1997
                                   (Unaudited)


                                     ASSETS

                                             1998              1997
                                        ------------       ------------
Current Assets
  Cash                                   $     7,658       $     4,676
  Account Receivables, net of allowance
   for bad debt of $0 and $0                   2,309            57,876
  Other Receivables                            2,000            25,134
  Inventories                                  3,838            41,780
  Prepaid Expenses                                 -             5,832
                                        ------------       ------------
    Total Current Assets                      15,805           135,298
                                        ------------       ------------
Property and Equipment
  Furniture and Equipment                     82,702            82,702
  Plant and Equipment                         66,900            65,016
  Motor Vehicles                              20,818            21,531
  Leasehold Improvements                           -            74,401
                                        ------------       ------------
                                             170,420           243,650
  Less: Accumulated Depreciation             (90,616)          (71,528)
                                        ------------       ------------

    Total Property and Equipment              79,804           172,122
                                        ------------       ------------
Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $2,234
   and $1,377                                 13,311            14,168
  Deposits                                     5,325            25,626
                                        ------------       ------------
    Total Other Assets                        18,636            39,794
                                        ------------       ------------
TOTAL ASSETS                             $   114,245       $   347,214
                                         ===========       ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1997
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            1998              1997
                                         -----------       ------------
Current Liabilities
  Accounts Payable                       $    55,824       $    90,206
  Accrued Expenses                            68,735           141,915
  Notes Payable, current portion             547,441           298,157
                                         -----------       ------------
    Total Current Liabilities                672,000           530,278
                                         -----------       ------------
Long-Term Debt, net of current                50,500                 0
                                         -----------       ------------
    Total Liabilities                        722,500           530,278
                                         -----------       ------------
Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   14,472,699 shares issued and
   outstanding in 1998, and 13,093,974
   shares in 1997                             14,473            13,094
  Paid-in Capital                          2,315,302         2,229,179
  Accumulated Deficit                     (2,938,030)       (2,425,337)
                                         -----------       ------------
    Total Stockholders' Equity (Deficit)    (608,255)         (183,064)
                                         -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $   114,245       $   347,214
                                         ===========       ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                 For Three Months ended March 31, 1998 and 1997
                                   (Unaudited)

                                             1998              1997
                                         -----------       -----------
SALES                                    $    15,789       $    46,774
Less: Discount Taken                            (400)             (389)
                                         -----------       -----------
NET SALES                                     15,389            46,385

COST OF SALES - SCHEDULE A                    14,356            27,067
                                         -----------       -----------
GROSS PROFIT (DEFICIT)                         1,033            19,318

OPERATING EXPENSES - SCHEDULE B               66,811           116,537
                                         -----------       -----------
INCOME (LOSS) FROM OPERATIONS                (65,778)          (97,219)
                                         -----------       -----------
OTHER INCOME (EXPENSES)
  Interest Income                                 19               127
  Other Income                                     -            11,134
  Depreciation and Amortization               (7,308)           (8,915)
  Interest Expenses                           (5,462)           (4,906)
  Cash Embezzlement                             (900)                -
  Officer's Salaries                          (6,000)          (15,850)
                                         -----------       -----------
    Total Other Income (Expenses)            (19,651)          (18,410)
                                         -----------       -----------
NET INCOME (LOSS) BEFORE TAXES               (85,429)         (115,629)

PROVISION FOR INCOME TAXES                       800               800
                                         -----------       -----------
NET INCOME (LOSS)                            (86,229)         (116,429)

ACCUMULATED DEFICITS
  Beginning Balance                       (2,850,622)       (2,308,908)
  Prior year adjustments                      (1,179)                -
                                         -----------       -----------
  Ending Balance                         $(2,938,030)      $(2,425,337)
                                         ===========       ===========
NET (LOSS) PER SHARE                     $(.006)           $(.009)
                                         ======            ======
WEIGHTED AVERAGE SHARES OUTSTANDING      14,472,699        13,093,974
                                         ===========       ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                 For Three Months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                     SCHEDULE A
                                            1998              1997
                                          -------          --------
COST OF SALES
  Beginning Inventory                     $ 3,838          $ 41,780
  Purchases                                 5,915            10,650
  Production Salaries                       7,613            16,417
  Warehouse Supplies                          828                 -
                                          -------          --------
                                           18,194            68,847
  Less: Ending Inventory                   (3,838)          (41,780)
                                          -------          --------
    Total Cost of Sales                   $14,356          $ 27,067
                                          =======          ========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                 For Three Months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                       SCHEDULE A
                                             1998              1997
                                         -----------       ------------
OPERATING EXPENSES
  Accounting                             $    12,000       $       898
  Advertising                                  1,600             3,025
  Bank and Finance Charges                       523             1,710
  Car Allowances and Expenses                  1,895                22
  Commissions                                  1,100            10,038
  Consulting                                  10,950                 -
  Contributions                                    -                49
  Customer and Public Relations                    -             5,283
  Directors' Meetings                            190                 -
  Dues and Subscriptions                           -               204
  Employee Benefits                                -               635
  Entertainment                                  436                 -
  Equipment Rental                               121             3,806
  Freight and Postage                             49             1,259
  Insurance                                    5,436             1,859
  Legal and Professional                       2,169            12,425
  Licenses & Permits                             255                 -
  Maintenance                                  1,851             7,577
  Office Supplies                              1,540             3,209
  Other Expenses                                 540               692
  Outside Services                               910                 -
  Payroll Taxes                                2,651             4,250
  Rent                                         2,800            28,000
  Research and Development                       600                 -
  Salaries and Wages                           8,756             9,015
  Selling Expenses                                90                 -
  Shipping                                     1,980             3,469
  Taxes - Property                                 -             3,974
  Telephone                                    5,499             5,266
  Trade Shows                                    880             3,872
  Travel                                         482               478
  Utilities                                    1,508             5,522
                                         -----------       ------------
    Total Operating Expenses             $    66,811       $   116,537
                                         ===========       ============

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                1998            1997
                                         -----------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                         $   (86,229)    $  (116,429)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                  7,308           8,915
   Prior year adjustments                        (1,179)              -
  (Increase) Decrease in:
      Accounts Receivable                         2,468         (36,210)
      Other Receivables                          (2,000)          1,688
      Deposits                                   (1,200)              -
   Increase (Decrease) in:
      Accounts Payable                          (21,836)            874
      Accrued Expenses                           (7,274)         13,420
                                             -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES        (109,942)       (127,742)
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                  -               -
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Paid-in Capital                         -          45,000
  Net Proceeds from Notes Payable                68,000          80,895
                                             -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        68,000         125,895
                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH                 (41,942)         (1,847)

BEGINNING OF YEAR                                49,600           6,523
                                             -----------    -----------
END OF YEAR                                 $     7,658     $     4,676
                                            ===========     ===========
SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Year for:
     Interest                               $       420     $         -
                                            ===========     ===========
     Income Tax                             $         -     $         -
                                            ===========     ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1998 and 1997


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

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 1998 and 1997, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales is recognized when products are shipped and accepted by the customer.

Accounts Receivable

The allowance for bad debts is based on management's evaluation of outstanding accounts receivable at the end of each month. There was no bad debt expense neither for 1998 nor 1997.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1998 and 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $7,308 and $8,915 for 1998 and 1997, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five Three Months using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109.

Reclassification

Certain reclassification have been made to the 1997 consolidated financial statements to conform with the 1998 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.


NOTE 3 - NOTES PAYABLE

                                           1998         1997
                                        ----------   ----------
a.)Notes to Caprice Engine, interest
   at 6% to 8% per annum, due on
   demand; unsecured                    $  165,657   $  165,657

b.)Notes to Bill Synder, including
   $100,000 LOC, interest at 6.75%
   to 10.5% per annum, due on
   demand; unsecured                       121,000      121,000

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1998 and 1997


NOTE 3 - NOTES PAYABLE (Continued)


                                             1998         1997
                                        ----------   ----------

c.)Note to David Comfort, interest
   at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                 19,784       11,500

d.)Note to William Kroes, interest at
   10% per annum due from 3/1/98;
   monthly installments of $420 from
   3/15/98; due 5/31/99; unsecured          50,500            -

e.)Note to Frances Rigney, interest
   only at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                241,000            -
                                        ----------   ----------
Total                                   $  597,941   $  298,157

Less current maturities                    547,441      298,157
                                        ----------   ----------
Long-term debt, net                     $   50,500   $        0
                                        ==========   ==========
Maturities on notes payable are as follows:

   December 31,
   1998                                  $  547,441
   1999                                      50,500
                                         ----------
                                         $  597,441
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

Provision for income taxes in the consolidated statements of operations for three months ended March 31, 1998 and 1997 consist of $800 minimum state income taxes in each year.

As of December 31, 1997, the Company has federal net operating loss carryforwards of $2,735,038, and California NOL of $2,615,904 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1998 and 1997


NOTE 6 - RELATED PARTY TRANSACTIONS

As described in Note 3, the Company had various unsecured borrowings from the stockholders.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities for $700 per month under a non-cancelable agreement expiring August, 1998. Rent expense totaled $2,800 and $28,000 for 1998 and 1997, respectively.

In addition, the Company is responsible for its pro rata share of property taxes.

As of December 31, 1997, the minimum commitment under the lease is $5,600.


NOTE 8 - PRIOR YEAR ADJUSTMENTS

An overstatement of 1997 reported Accounts Payable, current portion was discovered during 1998. Correction of this error resulted in a decrease of previously reported Retained Earnings for year ended December 31, 1997 amounting to $1,179. This error has no effect on year of 1998.


NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $86,229 and $116,429 for three months ended March 31, 1998 and 1997, respectively, and as of March 31, 1998, the Company has an accumulated deficit of $2,938,030, a deficit in stockholders' equity of $608,255 and current liabilities exceed current assets by $656,195.

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

II.  Management's Discussion and Analysis or Plan of Operation

Results of Operation.

     For the current quarter, the Company has continued to focus on marketing its oil absorbent products.

     The Company has continued to maintain its reduced selling, general and administrative costs decreased substantially as a result of a reduction in personnel and decreased marketing costs associated with the sale of products to its customers.

Liquidity and  Capital Resources.

     The liquidity of the Company and its available capital resources have not improved.

     The Company believes that internally generated funds and the sale and issuance of stock for cash or in cancellation of indebtedness may provide minimum capital resources to finance operations and fund capital expenditures. The Company's need for funds has been reduced predicated upon the significant reduction in property rental and maintenance expenses and the reduction of marketing costs and research activities.

     For the current quarter, the Company had no material commitments to acquire additional assets.

                                    PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings.............................................. None

Item 2 - Changes in the Rights of the Company's Security Holders.........None

Item 3 - Defaults by the Company on its Senior Securities............... None

Item 4 - Results of Votes of Security Holders........................... None

Item 5 - Other Information.............................................. None

Item 6 - Exhibits and Reports on Form 8-K............................... None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 1998                          QUADRATECH, INC.
                                              (Company)

                                              By: /s/ MARIA COMFORT
                                                  --------------------------
                                                  Maria Comfort
                                                  President