Form 10QSB
period 1998-06-30
QUADRATECH INC \NV\
filed 1998-08-10
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1998, there were outstanding 14,472,699 shares of the Registrant's Common Stock, $.001 par value.

        Transitional Small Business Disclosure Format:  Yes / /    No /X/

                         [HAROLD Y. SPECTOR LETTERHEAD]


To the Board of Directors
Quadratech, Inc.
Monrovia, California


I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc.(a California corporation), as of June 30, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


/s/ [SIG ILLEGIBLE]
    -------------------------

Pasadena, California
July 17, 1998

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997
                                   (Unaudited)

                                     ASSETS

                                                1998            1997
                                              --------        --------
Current Assets
  Cash                                        $  8,098        $  3,808
  Account Receivables, net of allowance
   for bad debt of $0 and $0                     2,504          71,026
  Other Receivables                              2,000          23,174
  Inventories                                    3,838          41,780
  Prepaid Expenses                                  --           5,832
                                              --------        --------
    Total Current Assets                        16,440         145,620
                                              --------        --------
Property and Equipment
  Furniture and Equipment                       82,702          82,702
  Plant and Equipment                           66,900          69,134
  Motor Vehicles                                20,818          21,531
  Leasehold Improvements                            --          74,401
                                              --------        --------
                                               170,420         247,768
  Less: Accumulated Depreciation               (97,709)        (80,435)
                                              --------        --------
    Total Property and Equipment                72,711         167,333
                                              --------        --------
Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $2,449
   and $1,591                                   13,096          13,954
  Deposits                                       5,325          25,626
                                              --------        --------
    Total Other Assets                          18,421          39,580
                                              --------        --------
TOTAL ASSETS                                  $107,572        $352,533
                                              ========        ========


                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1998              1997
                                              -----------       -----------
Current Liabilities
  Accounts Payable                            $    45,231       $   138,517
  Accrued Expenses                                 74,778            50,678
  Notes Payable, current portion                  622,441           298,157
                                              -----------       -----------
    Total Current Liabilities                     742,450           487,352
                                              -----------       -----------
Long-Term Debt, net of current                     50,500           100,000
                                              -----------       -----------
    Total Liabilities                             792,950           592,352
                                              -----------       -----------
Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   14,472,699 shares issued and
   outstanding in 1998, and 13,093,974
   shares in 1997                                  14,473            13,094
  Paid-in Capital                               2,315,302         2,316,679
  Accumulated Deficit                          (3,015,153)       (2,569,592)
                                              -----------       -----------
    Total Stockholders' Equity (Deficit)         (685,378)         (239,819)
TOTAL LIABILITIES AND STOCKHOLDERS'           -----------       -----------
  EQUITY                                      $   107,572       $   352,533
                                              ===========       ===========


                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                   For Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                           1998              1997
                                       ------------      -----------
SALES                                  $    28,227       $    74,962
Less: Discount Taken                          (907)           (1,343)
                                       -----------       -----------
NET SALES                                   27,320            73,619
COST OF SALES - SCHEDULE A                  25,763            55,388
                                       -----------       -----------
GROSS PROFIT (DEFICIT)                       1,557            18,231
OPERATING EXPENSES - SCHEDULE B            121,349           236,945
                                       -----------       -----------
INCOME (LOSS) FROM OPERATIONS             (119,792)         (218,714)
                                       -----------       -----------
OTHER INCOME (EXPENSES)
  Interest Income                               32               185
  Other Income                                  47            19,749
  Depreciation and Amortization            (14,616)          (18,036)
  Interest Expenses                        (11,915)           (9,812)
  Penalties and Late Charges                   (58)               --
  Officer's Salaries                       (16,250)          (33,256)
                                       -----------       -----------
    Total Other Income (Expenses)          (42,760)          (41,170)
                                       -----------       -----------
NET INCOME (LOSS) BEFORE TAXES            (162,552)         (259,884)
PROVISION FOR INCOME TAXES                     800               800
                                       -----------       -----------
NET INCOME (LOSS)                         (163,352)         (260,684)
ACCUMULATED DEFICITS
  Beginning Balance                     (2,850,622)       (2,308,908)
  Prior year adjustments                    (1,179)               --
                                       -----------       -----------
  Ending Balance                       $(3,015,153)      $(2,569,592)
                                       ===========       ===========
NET (LOSS) PER SHARE                        $(.011)           $(.020)
                                       ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING     14,472,699        13,093,974
                                       ===========       ===========



                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                   For Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                            SCHEDULE A
                                   ----------------------------
                                     1998                 1997
                                   -------              -------
COST OF SALES
Beginning Inventory                $ 3,838              $41,780
Purchases                            9,320               22,161
Production Salaries                 15,522               33,227
Warehouse Supplies                     921                   --
                                   -------              -------
                                    29,601               97,168
Less: Ending Inventory              (3,838)             (41,780)
                                   -------              -------
  Total Cost of Sales              $25,763              $55,388
                                   =======              =======


              See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                   For Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                    SCHEDULE A
                                           -----------------------------
                                             1998                1997
                                           --------            ---------
OPERATING EXPENSES
  Accounting                               $ 17,440            $  5,898
  Advertising                                 1,600               8,854
  Bank and Finance Charges                      975               3,249
  Car Allowances and Expenses                 6,125               1,499
  Commissions                                 2,620              18,216
  Consulting                                 22,950                  --
  Contributions                                  --                  74
  Customer and Public Relations                  11               6,260
  Directors' Meetings                           560                  --
  Dues and Subscriptions                        245               1,541
  Employee Benefits                              --               1,185
  Entertainment                               1,110                 738
  Equipment Rental                              161               8,676
  Freight and Postage                           134               2,556
  Insurance                                   9,102               5,185
  Legal and Professional                      4,538              14,067
  Licenses & Permits                            365                  --
  Maintenance                                 2,366              14,562
  Office Supplies                             2,106               4,307
  Other Expenses                                486               1,594
  Outside Services                            2,510                  --
  Payroll Taxes                               5,101               9,000
  Printing and Reproduction                     123                  --
  Rent                                        4,984              64,500
  Research and Development                      600                  --
  Salaries and Wages                         16,792              20,655
  Selling Expenses                               90                  --
  Shipping                                    2,331               7,424
  Supplies                                       97                  --
  Taxes - Property                            1,444                 694
  Telephone                                   7,984              15,547
  Trade Shows                                 1,812               6,487
  Travel                                      2,305               1,797
  Utilities                                   2,282              12,380
                                           --------            --------
    Total Operating Expenses               $121,349            $236,945
                                           ========            ========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months ended June 30, 1998 and 1997
                                   (Unaudited)

                                                   1998            1997
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $(163,352)      $(260,684)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                   14,616          18,036
   Prior year adjustments                          (1,179)             --
  (Increase) Decrease in:
      Accounts Receivable                           2,273         (49,360)
      Other Receivables                            (2,000)          3,648
      Deposits                                     (1,200)             --
   Increase (Decrease) in:
      Accounts Payable                            (32,429)         49,185
      Accrued Expenses                             (1,231)        (77,817)
                                                ---------       ---------
NET CASH (USED) BY OPERATING ACTIVITIES          (184,502)       (316,992)
                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                --          (4,118)
                                                ---------       ---------
NET CASH (USED) BY INVESTING ACTIVITIES                --          (4,118)
                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Paid-in Capital                          --         132,500
  Net Proceeds from Notes Payable                 143,000         185,895
                                                ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         143,000         318,395
                                                ---------       ---------
NET INCREASE (DECREASE) IN CASH                   (41,502)         (2,715)
BEGINNING OF YEAR                                  49,600           6,523
                                                ---------       ---------
END OF YEAR                                     $   8,098       $   3,808
                                                =========       =========
SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Year for:
     Interest                                   $   1,829       $       0
                                                =========       =========
     Income Tax                                 $       0       $       0
                                                =========       =========


                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1998 and 1997

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

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 1998 and 1997, there were no cash equivalents.

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

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $14,187 and $17,607 for 1998 and 1997, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over sixty months using the straight-line method.

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


NOTE 3 - NOTES PAYABLE

                                               1998         1997
                                             --------     --------
a.)   Notes to Caprice Engine, interest
      at 6% to 8% per annum, due on
      demand; unsecured                      $165,657     $165,657

b.)   Notes to Bill Synder, including
      $100,000 LOC, interest at 6.75%
      to 10.5% per annum, due on
      demand; unsecured                       121,000      121,000

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1998 and 1997

NOTE 3 - NOTES PAYABLE (Continued)

                                             1998          1997
                                           --------      --------
c.)  Note to David Comfort, interest
     at 8 1/2% commencing 8/1/98;
     unsecured; due on demand                19,784        11,500

d.)  Note to William Kroes, interest at
     10% per annum due from 3/1/98;
     monthly installments of $420 from
     3/15/98; due 5/31/99; unsecured         50,500       105,000

e.)  Note to Frances Rigney, interest
     only at 8 1/2% commencing 8/1/98;
     unsecured; due on demand               316,000            --
                                           --------      --------
Total                                      $672,941      $403,157
Less current maturities                     622,441       105,000
                                           --------      --------
Long-term debt, net                        $ 50,500      $      0
                                           ========      ========

Maturities on notes payable are as follows:

   December 31,
   ------------
   1998                                  $622,441
   1999                                    50,500
                                         --------
                                         $672,941
                                         ========

NOTE 4 - ROYALTIES

The Company has a signed agreement with an officer/stockholder to a pay a royalty of 4% on gross sales of oil absorbent material per year. In exchange for the royalty, the Company acquired the patent on the oil absorbent material.

NOTE 5 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for Six months ended June 30, 1998 and 1997 consist of $800 minimum state income taxes in each year.

As of December 31, 1997, the Company has federal net operating loss carryforwards of $2,735,038, and California NOL of $2,615,904 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months ended June 30, 1998 and 1997

NOTE 6 - RELATED PARTY TRANSACTIONS

As described in Note 3, the Company had various unsecured borrowings from the stockholders.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities for $700 per month under a non-cancelable agreement expiring August, 1998. Rent expense totaled $4,984 and $64,500 for 1998 and 1997, respectively.

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

NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $163,352 and $260,684 for six months ended June 30, 1998 and 1997, respectively, and as of June 30, 1998, the Company has an accumulated deficit of $3,015,153, a deficit in stockholders' equity of $685,378 and current liabilities exceed current assets by $726,010.

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

                                    PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings............................................... None

Item 2 - Changes in the Rights of the Company's Security Holders......... None

Item 3 - Defaults by the Company on its Senior Securities................ None

Item 4 - Results of Votes of Security Holders............................ None

Item 5 - Other Information............................................... None

Item 6 - Exhibits and Reports on Form 8-K................................ None


                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 1998                    QUADRATECH, INC.
                                        (Company)

                                        By: /s/ MARIA COMFORT
                                            ------------------------------------
                                            Maria Comfort
                                            President