Form 10QSB
period 1998-09-30
QUADRATECH INC \NV\
filed 1999-07-01
CIK 1001433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1998, there were outstanding 18,611,228 shares of the Registrant's Common Stock, $.001 par value.

        Transitional Small Business Disclosure Format:  Yes / /    No /X/

                         [HAROLD Y. SPECTOR LETTERHEAD]







To the Board of Directors
Quadratech, Inc.
Monrovia, California


I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc. (a California corporation), as of September 30, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 10 to the consolidated financial statements, the Company's significant operating losses, working capital deficiency and deficit in stockholders' equity raise substantial doubt about their abilities to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HAROLD Y. SPECTER
---------------------

Pasadena, California
October 26, 1998

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                          September 30, 1998 and 1997
                                   (Unaudited)


                                     ASSETS

                                             1998              1997
                                        ------------       ------------
Current Assets
  Cash                                   $    13,863       $     7,045
  Account Receivables, net of allowance
   for bad debt of $0 and $0                  12,760            61,409
  Other Receivables                            2,000            30,599
  Inventories                                  3,838            41,780
  Prepaid Expenses                                 -             5,832
                                        ------------       ------------
    Total Current Assets                      32,461           146,665
                                        ------------       ------------
Property and Equipment
  Furniture and Equipment                     83,153            82,702
  Plant and Equipment                         66,900            71,018
  Motor Vehicles                               8,818            21,531
  Leasehold Improvements                           -            74,401
                                        ------------       ------------
                                             158,871           249,652
  Less: Accumulated Depreciation             (97,789)          (89,595)
                                        ------------       ------------

    Total Property and Equipment              61,082           160,057
                                        ------------       ------------
Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $2,664
   in 1998 and $1,806 in 1997                 12,881            13,739
  Deposits                                     5,325            26,626
                                        ------------       ------------
    Total Other Assets                        18,206            40,365
                                        ------------       ------------
TOTAL ASSETS                             $   111,749       $   347,087
                                         ===========       ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1997
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            1998              1997
                                         -----------       ------------
Current Liabilities
  Accounts Payable                       $    11,886       $   138,517
  Accrued Expenses                             8,512            54,524
  Notes Payable, current portion             241,500           307,445
                                         -----------       ------------
    Total Current Liabilities                261,898           500,486
                                         -----------       ------------
Long-Term Debt, net of current                50,500           102,000
                                         -----------       ------------
    Total Liabilities                        312,398           602,486
                                         -----------       ------------
Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   18,611,228 shares issued and
   outstanding in 1998, and 13,093,974
   shares in 1997                             18,611            13,094
  Paid-in Capital                          2,884,207         2,316,679
  Accumulated Deficit                     (3,103,467)       (2,585,172)
                                         -----------       ------------
    Total Stockholders' Equity (Deficit)    (200,649)         (255,399)
                                         -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $   111,749       $   347,087
                                         ===========       ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
               For Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                             1998              1997
                                         -----------       -----------
SALES                                    $    46,557       $    98,925
Less: Discount Taken                            (130)           (1,343)
                                         -----------       -----------
NET SALES                                     46,427            97,582

COST OF SALES - SCHEDULE A                    38,272            75,283
                                         -----------       -----------
GROSS PROFIT                                   8,165            22,299

OPERATING EXPENSES - SCHEDULE B              209,053           289,913
                                         -----------       -----------
INCOME (LOSS) FROM OPERATIONS               (200,898)         (267,614)
                                         -----------       -----------
OTHER INCOME (EXPENSES)
  Interest Income                                 32               227
  Other Income                                   289            73,249
  Gain (Loss) on Disposal of Assets            1,087                 -
  Depreciation and Amortization              (21,498)          (27,411)
  Interest Expenses                          (14,855)          (14,719)
  Penalties and Late Charges                    (210)                -
  Officer's Salaries                         (21,750)          (39,196)
                                         -----------       -----------
    Total Other Income (Expenses)            (56,905)           (7,850)
                                         -----------       -----------
NET INCOME (LOSS) BEFORE TAXES              (257,803)         (275,464)

PROVISION FOR INCOME TAXES                       800               800
                                         -----------       -----------
NET INCOME (LOSS)                           (285,603)         (276,264)

ACCUMULATED DEFICITS
  Beginning Balance                       (2,850,622)       (2,308,908)
  Prior year adjustments                       5,758                 -
                                         -----------       -----------
  Ending Balance                         $(3,103,467)      $(2,585,172)
                                         ===========       ===========
NET (LOSS) PER SHARE                     $(.016)           $(.021)
                                         ======            ======
WEIGHTED AVERAGE SHARES OUTSTANDING      16,541,964        13,093,974
                                         ===========       ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
               For Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                      SCHEDULE A

                                            1998              1997
                                          -------          --------
COST OF SALES
  Beginning Inventory                     $ 3,838          $ 41,780
  Purchases                                14,138            25,251
  Production Salaries                      23,070            48,730
  Warehouse Supplies                        1,064               243
  Freight-in                                    0             1,059
                                          -------          --------
                                           42,110           117,063
  Less: Ending Inventory                   (3,838)          (41,780)
                                          -------          --------
    Total Cost of Sales                   $38,272          $ 75,283
                                          =======          ========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
               For Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                            SCHEDULE A
                                             1998              1997
                                         -----------       ------------
OPERATING EXPENSES
  Accounting                             $    21,015       $     5,898
  Advertising                                  2,004            10,567
  Bank and Finance Charges                     1,413             5,803
  Car Allowances and Expenses                  8,505             3,609
  Commissions                                  5,140            22,886
  Consulting                                  67,618                 -
  Contributions                                    -                74
  Customer and Public Relations                   11             6,260
  Directors' Meetings                            630                 -
  Dues and Subscriptions                         245             1,741
  Employee Benefits                                -             1,449
  Entertainment                                1,576             2,794
  Equipment Rental                               265             9,235
  Freight and Postage                            321             2,556
  Insurance                                   16,416             5,841
  Legal and Professional                      10,311            16,517
  Licenses & Permits                             420                 -
  Maintenance                                  3,246            14,562
  Office Supplies                              2,417             7,983
  Operating Supplies                               -               493
  Other Expenses                                 584             1,709
  Outside Services                               110             3,425
  Parking                                         22                 -
  Payroll Service Fees                         1,439                 -
  Payroll Taxes                                6,654             9,652
  Printing and Reproduction                      157                 -
  Rent                                         7,168            68,000
  Research and Development                       600                92
  Salaries and Wages                          22,552            32,616
  Selling Expenses                               443                 -
  Shipping                                     2,048             7,424
  Supplies                                        97               250
  Taxes - Property                             2,523               694
  Telephone                                   11,879            22,975
  Temporary Labor                              1,396                 -
  Trade Shows                                  3,063             6,487
  Travel                                       3,415             1,797
  Utilities                                    3,350            16,524
                                         -----------       ------------
    Total Operating Expenses             $   209,053       $   289,913
                                         ===========       ============

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                1998            1997
                                            -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                         $  (258,603)    $  (276,264)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                 21,498          27,411
   Gain on Disposal of Assets                    (1,087)
   Prior year adjustments                         5,758               -
  (Increase) Decrease in:
      Accounts Receivable                        (7,983)        (39,743)
      Other Receivables                          (2,000)          3,777
      Deposits                                   (1,200)         (1,000)
   Increase (Decrease) in:
      Accounts Payable                          (43,299)         49,185
      Accrued Expenses                           (1,538)        (73,971)
                                             -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES        (288,454)       (318,159)
                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                            (451)         (6,002)
  Disposal of Equipment                           6,500               -
                                             -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES         6,049          (6,002)
                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Paid-in Capital                    28,668         132,500
  Net Proceeds from Notes Payable               218,000         192,183
                                             -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       246,668         324,683
                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH                 (35,737)            522

BEGINNING OF PERIOD                              49,600           6,523
                                             -----------    -----------
END OF PERIOD                               $    13,863     $     7,045
                                            ===========     ===========
SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                               $     3,090     $         0
                                            ===========     ===========
     Income Tax                             $         0     $         0
                                            ===========     ===========

  Schedule of Noncash Investing and Financing Activities:
    In 1998, issuance of stocks for:
      Accounts Payable                                      $    11,475
                                                            ===========
      Notes Payable and Accrued Interest                    $   521,900
                                                            ===========
    Paid-in Capital for accounts payable                    $    11,000
                                                            ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months ended September 30, 1998 and 1997


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

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of September 30, 1998 and 1997, there were no cash equivalents.

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

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months ended September 30, 1998 and 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $20,854 and $26,767 for 1998 and 1997, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over eighteen years using the straight-line method.

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


NOTE 3 - NOTES PAYABLE

                                           1998         1997
                                        ----------   ----------
a.) Notes to Caprice Engine, interest
    at 6% to 8% per annum, due on
    demand; unsecured                   $        0   $  165,657

b.) Notes to Bill Synder, including
    $100,000 LOC, interest at 6.75%
    to 10.5% per annum, due on
    demand; unsecured                            0      119,500

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months ended September 30, 1998 and 1997


NOTE 3 - NOTES PAYABLE (Continued)


                                             1998          1997
                                          ----------   ----------

c.)  Note to David Comfort, interest
     at 8 1/2% commencing 8/1/98;
     unsecured; due on demand                      0       17,788

d.)  Note to William Kroes, interest at
     10% per annum due from 3/1/98;
     monthly installments of $420 from
     3/15/98; due 5/31/99; unsecured          50,500      102,000

e.)  Note to Frances Rigney, interest
     only at 8 1/2% commencing 8/1/98;
     unsecured; due on demand                241,500        4,500
                                          ----------   ----------
Total                                     $  292,000   $  409,445

Less current maturities                      241,500      307,445
                                          ----------   ----------
Long-term debt, net                       $   50,500   $  102,000
                                          ==========   ==========
Maturities on notes payable are as follows:

   December 31,
   1998                                   $  241,500
   1999                                       50,500
                                          ----------
                                          $  292,000
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

Provision for income taxes in the consolidated statements of operations for nine months ended September 30, 1998 and 1997 consist of $800 minimum state income taxes in each year.

As of December 31, 1997, the Company has federal net operating loss carryforwards of $2,735,038, and California NOL of $2,615,904 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months ended September 30, 1998 and 1997

NOTE 6 - COMMON STOCK TRANSACTIONS

In 1998, the Company issued stocks to reduce accounts payable of $11,475 and notes payable with accrued interest of $521,900.

NOTE 7 - RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 3, the Company had various unsecured borrowings from the stockholders.

Paid-in Capital

$11,000 of accounts payable was paid by a stockholder and credited to paid-in capital.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company currently leases its office facilities for $700 per month on a month-to-month basis. Rent expense totaled $7,168 and $68,000 for 1998 and 1997, respectively.

In addition, the Company is responsible for its pro rata share of property taxes.

NOTE 9 - PRIOR YEAR ADJUSTMENTS

Certain errors, resulting in both the overstatement and understatement of assets and liabilities of 1997 were corrected in 1998. These errors have no effect on year of 1998. The changes to accumulated deficits as of December 31, 1997 are summarized as follows:

As previously reported, December 31, 1997          $(2,850,622)

Adjustments:
   Understatement of Accounts Payable                   (1,179)
   Understatement of Accounts Receivable                 6,937
                                                   -----------
As adjusted                                        $(2,844,864)
                                                   -----------

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months ended September 30, 1998 and 1997


NOTE 10 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $258,603 and $276,264 for nine months ended September 30, 1998 and 1997, respectively, and as of September 30, 1998, the Company has an accumulated deficit of $3,103,467, a deficit in stockholders' equity of $200,649 and current liabilities exceed current assets by $229,437.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2 - Changes in the Rights of the Company's Security Holders........ None

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

Dated: November 24, 1998                          QUADRATECH, INC.
                                                  (Company)

                                              By: /s/ PERRY COPLE
                                                  --------------------------
                                                  Perry Cople
                                                  President