Form 10QSB
period 1999-03-31
QUADRATECH INC \NV\
filed 1999-10-27
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                         COMMISSION FILE NUMBER 0-26856
                                               ---------

                                QUADRATECH, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                  95-4396848
-----------------------------------               -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)


    300 North Baldwin Park Boulevard
      City of Industry, California                        91746
------------------------------------------          -----------------
 (Address of principal executive offices)               (Zip Code)


                              126 West Maple Avenue
                           Monrovia, California 91016
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 1999, there were outstanding 21,513,301 shares of the Registrant's Common Stock, $.001 par value.


Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.           Financial Statements

Item II.          Management's Discussion and Analysis or Plan of Operation

Results of Operation.

         For the quarter ended March 31, 1999, the Company had continued to focus on marketing its oil absorbent products.

         The Company has continued to maintain its reduced selling, general and administrative costs decreased substantially as a result of a reduction in personnel and decreased marketing costs associated with the sale of products to its customers.

Liquidity and Capital Resources.

         The liquidity of the Company and its available capital resources have not improved.

         The Company believes that internally generated funds and the sale and issuance of stock for cash or in cancellation of indebted may provide minimum capital resources to finance operations and fund capital expenditures. The Company's need for funds has been reduced predicated upon the significant reduction in property rental and maintenance expenses and the reduction of marketing costs and research activities.

         For the quarter ended March 31, 1999, the Company had no material commitments to acquire additional assets.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders .................................................None

Item 3 - Defaults by the Company on its
         Senior Securities ................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ..........................................................None

Item 5 - Other Information.

         (a)  On February 23, 1999, Maria Comfort resigned as the
              President and as a Director of the Company. Perry
              Cope, Chairman of the Board was selected President.

         (a) As at March 31, 1999, the Company had commenced initial negotiations with Accu Chem Conversion, Inc. and its shareholders concerning a potential business combination.

Item 6 - Exhibits and Reports on Form 8-K .................................None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 26, 1999                        QUADRATECH, INC.
                                               (Company)



                                               By: /s/ Craig G. Robitaille
                                                   ---------------------------
                                                   Craig G. Robitaille,
                                                   President

To the Board of Directors
Quadratech, Inc.
Monrovia, California

I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc.(a California corporation), as of March 31, 1999 and 1998, and the related consolidated statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


Pasadena, California
April 30, 1999

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998
                                   (Unaudited)

                                     ASSETS

                                                         1999           1998
                                                      ----------     ----------
Current Assets
  Cash                                                $   62,717     $    7,658
  Account Receivables                                     15,533          2,309
  Other Receivables                                           --          2,000
  Inventories                                              3,838          3,838
                                                      ----------     ----------
    Total Current Assets                                  82,088         15,805
                                                      ----------     ----------
Property and Equipment
  Furniture and Equipment                                 85,435         82,702
  Plant and Equipment                                     66,900         66,900
  Motor Vehicles                                           8,818         20,818
                                                      ----------     ----------
                                                         161,153        170,420
  Less: Accumulated Depreciation                        (111,495)       (90,616)
                                                      ----------     ----------
    Total Property and Equipment                          49,658         79,804
                                                      ----------     ----------
Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $3,100
   and $2,234, respectively                               12,914         13,311
  Deposits                                                 6,825          5,325
                                                      ----------     ----------
    Total Other Assets                                    19,739         18,636
                                                      ----------     ----------
TOTAL ASSETS                                          $  151,485     $  114,245
                                                      ==========     ==========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1999             1998
                                                   -----------      -----------
Current Liabilities
  Accounts Payable                                 $    12,864      $    55,824
  Accrued Expenses                                       2,986           68,735
  Notes Payable, current portion                       336,500          547,441
                                                   -----------      -----------
    Total Current Liabilities                          352,350          672,000
                                                   -----------      -----------
Long-Term Debt, net of current                          50,500           50,500
                                                   -----------      -----------
    Total Liabilities                                  402,850          722,500
                                                   -----------      -----------

Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   21,513,301 shares issued and
   outstanding in 1999, and 14,472,699
   shares in 1998                                       21,513           14,473
  Paid-in Capital                                    2,978,805        2,315,302
  Accumulated Deficit                               (3,251,683)      (2,938,030)
                                                   -----------      -----------
    Total Stockholders' Equity (Deficit)              (251,365)        (608,255)
                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                            $   151,485      $   114,245
                                                   ===========      ===========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                 For Three Months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                    1999               1998
                                                ------------       ------------
SALES                                           $     18,704       $     15,789
Less: Discount Taken                                      --               (400)
                                                ------------       ------------
NET SALES                                             18,704             15,389

COST OF SALES - SCHEDULE A                            20,224             14,356
                                                ------------       ------------

GROSS PROFIT (DEFICIT)                                (1,520)             1,033

OPERATING EXPENSES - SCHEDULE B                       59,799             66,811
                                                ------------       ------------
INCOME (LOSS) FROM OPERATIONS                        (61,319)           (65,778)
                                                ------------       ------------
OTHER INCOME (EXPENSES)
  Interest Income                                         --                 19
  Other Income                                            23                 --
  Depreciation and Amortization                       (6,267)            (7,308)
  Interest Expenses                                   (1,260)            (5,462)
  Penalties and Late Charges                          (1,816)                --
  Sales Tax - Prior years                             (2,000)                --
  Cash Embezzlement                                       --               (900)
  Officer's Salaries                                 (10,000)            (6,000)
                                                ------------       ------------
    Total Other Income (Expenses)                    (21,320)           (19,651)
                                                ------------       ------------
NET INCOME (LOSS) BEFORE TAXES                       (82,639)           (85,429)

PROVISION FOR INCOME TAXES                               800                800
                                                ------------       ------------
NET INCOME (LOSS)                                    (83,439)           (86,229)

ACCUMULATED DEFICITS
  Beginning Balance                               (3,168,244)        (2,850,622)
  Prior year adjustments                                  --             (1,179)
                                                ------------       ------------
  Ending Balance                                $ (3,251,683)      $ (2,938,030)
                                                ============       ============
NET (LOSS) PER SHARE                            $      (.004)      $      (.006)
                                                ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING               20,062,265         14,472,699
                                                ============       ============

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                 For Three Months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                       SCHEDULE A
                                                            1999          1998
                                                          --------     ----------
COST OF SALES
  Beginning Inventory                                     $  3,838     $  3,838
  Purchases                                                  6,825        5,915
  Production Salaries                                       10,042        7,613
  Warehouse Supplies                                         3,357          828
                                                          --------     --------
                                                            24,062       18,194
  Less: Ending Inventory                                    (3,838)      (3,838)
                                                          --------     --------
    Total Cost of Sales                                   $ 20,224     $ 14,356
                                                          ========     ========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                 For Three Months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                       SCHEDULE A
                                                            1999          1998
                                                          --------     ----------
OPERATING EXPENSES
  Accounting                                              $  9,200      $ 12,000
  Advertising                                                  195         1,600
  Bank and Finance Charges                                     144           523
  Car Allowances and Expenses                                2,331         1,895
  Commissions                                                1,200         1,100
  Consulting                                                 8,000        10,950
  Directors' Meetings                                           --           190
  Entertainment                                                607           436
  Equipment Rental                                              77           121
  Freight and Postage                                          302            49
  Insurance                                                  4,757         5,436
  Legal and Professional                                     2,868         2,169
  Legal Settlement                                           5,136            --
  Licenses & Permits                                            85           255
  Maintenance                                                  105         1,851
  Office Supplies                                              750         1,540
  Other Expenses                                                --           540
  Outside Services                                              --           910
  Parking                                                       48            --
  Payroll Taxes                                              3,187         2,651
  Rent                                                       2,184         2,800
  Research and Development                                      --           600
  Salaries and Wages                                         8,260         8,756
  Selling Expenses                                              --            90
  Shipping                                                   1,575         1,980
  Taxes - Property                                           1,478            --
  Telephone                                                  3,317         5,499
  Trade Shows                                                   57           880
  Travel                                                     2,946           482
  Utilities                                                    990         1,508
                                                          --------      --------
    Total Operating Expenses                              $ 59,799      $ 66,811
                                                          ========      ========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                         1999           1998
                                                      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                   $  (83,439)    $  (86,229)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                           6,267          7,308
   Prior year adjustments                                     --         (1,179)
  (Increase) Decrease in:
      Accounts Receivable                                 20,995          2,468
      Other Receivables                                       --         (2,000)
      Deposits                                                --         (1,200)
   Increase (Decrease) in:
      Accounts Payable                                    (1,384)       (21,836)
      Accrued Expenses                                      (581)        (7,274)
                                                      ----------     ----------
NET CASH (USED) BY OPERATING ACTIVITIES                  (58,142)      (109,942)
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in Intangible assets                             (469)            --
  Purchase of Property and Equipment                        (933)            --
                                                      ----------     ----------
NET CASH (USED) BY INVESTING ACTIVITIES                   (1,402)            --
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Paid-in Capital                             90,000             --
  Net Proceeds from Notes Payable                         20,000         68,000
                                                      ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                110,000         68,000
                                                      ----------     ----------
NET INCREASE (DECREASE) IN CASH                           50,456        (41,942)

BEGINNING OF YEAR                                         12,261         49,600
                                                      ----------     ----------
END OF YEAR                                           $   62,717     $    7,658
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Year for:
     Interest                                         $    1,260     $      420
                                                      ==========     ==========
     Income Tax                                       $       --     $       --
                                                      ==========     ==========

                 See accompanying notes and accountant's report

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1999 and 1998

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

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 1999 and 1998, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales is recognized when products are shipped and accepted by the customer.

Accounts Receivable

No allowance for uncollectible accounts has been provided. Management has evaluation the accounts and believes they are all collectible. There was no bad debt expense neither for 1999 nor 1998.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $6,045 and $7,093 for 1999 and 1998, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five years using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109.

Reclassification

Certain reclassification have been made to the 1998 consolidated financial statements to conform with the 1999 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

NOTE 3 - NOTES PAYABLE

                                                            1999          1998
                                                            ----        --------
a.) Notes to Caprice Engine, interest
    at 6% to 8% per annum, due on
    demand; unsecured                                       $ --        $165,657

b.) Notes to Bill Synder, including
    $100,000 LOC, interest at 6.75%
    to 10.5% per annum, due on
    demand; unsecured                                         --         121,000

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1999 and 1998

NOTE 3 - NOTES PAYABLE (Continued)

                                                          1999            1998
                                                        --------        --------
c.) Note to David Comfort, interest
    at 8 1/2% commencing 8/1/98;
    unsecured; due on demand                            $     --          19,784

d.) Note to William Kroes, interest at
    10% per annum due monthly from
    4/15/98; due on demand; unsecured                     50,500          50,500

e.) Note to Frances Rigney, interest
    only at 8 1/2% commencing 8/1/98;
    unsecured; due on demand                             336,500         241,000
                                                        --------        --------
Total                                                   $387,000        $597,941

Less current maturities                                  336,500         547,441
                                                        --------        --------
Long-term debt, net                                     $ 50,500        $ 50,500
                                                        ========        ========
Maturities on notes payable are as
  follows:

   December 31,
   -----------
   1999                                                 $336,500
   2000                                                   50,500
                                                        --------
                                                        $387,000
                                                        ========

NOTE 4 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for three months ended March 31, 1999 and 1998 consist of $800 minimum state income taxes in each year.

As of December 31, 1998, the Company has approximately federal net operating loss carryforwards of $2,938,581, and California NOL of $3,014,868 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

As described in Note 3, the Company had various unsecured borrowings from the stockholders.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months ended March 31, 1999 and 1998

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities for $728 per month on a month-to-month basis. Rent expense totaled $2,184 and $2,800 for 1999 and 1998, respectively.

In addition, the Company is responsible for its pro rata share of property taxes.

NOTE 7 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $83,439 and $86,229 for three months ended March 31, 1999 and 1998, respectively, and as of March 31, 1999, the Company has an accumulated deficit of $3,251,683, a deficit in stockholders' equity of $251,365 and current liabilities exceed current assets by $270,262.

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

Dated: October 21, 1999                           QUADRATECH, INC.
                                                  (Company)

                                              By: /s/ PERRY COPLE
                                                  ------------------------------
                                                  Perry Cople
                                                  President