Form 10QSB
period 1999-06-30
QUADRATECH INC \NV\
filed 1999-10-27
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                         COMMISSION FILE NUMBER 0-26856
                                               ---------


                                QUADRATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Nevada                                   95-4396848
      --------------------------------                  -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification No.)


     300 North Baldwin Park Boulevard
       City of Industry, California                             91746
   ----------------------------------------                   ----------
   (Address of principal executive offices)                   (Zip Code)



                              126 West Maple Avenue
                           Monrovia, California 91016
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 30, 1999, there were outstanding 21,513,301 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item I.      Financial Statements




Item II.     Management's Discussion and Analysis or Plan of Operation

Results of Operation.

         For the quarter ended June 30, 1999, the Company had continued to focus on marketing its oil absorbent products.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information.

         (a) As of April 1, 1999, the Company entered into a Plan and Agreement of Reorganization with Accu Chem Conversion, Inc., a California corporation and its shareholders. See Item 6 below.

Item 6 - Exhibits and Reports on Form 8-K.

         (a) On October 22, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission which contains a description of the transaction by and between the Company, Accu Chem Conversion, Inc. and its shareholders and contains financial information of the Company and Accu Chem Conversion, Inc. and a proforma financial statement reflecting the business combination.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 26, 1999                     QUADRATECH, INC.
                                            (Company)

                                             By: /s/ Craig G. Robitaille
                                                 --------------------------
                                                 Craig G. Robitaille,
                                                 President

To the Board of Directors
Quadratech, Inc.
Monrovia, California

I have compiled the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc.(a California corporation), as of June 30, 1999, and the related consolidated statements of operations and accumulated deficit for the three and six months ended June 30, 1999 and 1998, and cash flows for the three months ended June 30, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

I have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein.) In my report dated February 8, 1999, I expressed an unqualified opinion on those consolidated financial statements. In my opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Pasadena, California
August 27, 1999

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                 June 30,        December 31,
                                                   1999              1998
                                               ------------      ------------

Current Assets

  Cash                                         $     15,314      $     12,261
  Account Receivables                                11,788            36,528
  Inventories                                         3,838             3,838
                                               ------------      ------------

    Total Current Assets                             30,940            52,627
                                               ------------      ------------

Property and Equipment

  Furniture and Equipment                            86,871            84,502
  Plant and Machinery                                66,900            66,900
  Motor Vehicles                                      8,818             8,818
                                               ------------      ------------
                                                    162,589           160,220
  Less: Accumulated Depreciation                   (117,576)         (105,450)
                                               ------------      ------------

    Total Property and Equipment                     45,013            54,770
                                               ------------      ------------

Other Assets

  Patents, Marks and Copyrights, net of
   accumulated amortization of $3,323
   and $2,878, respectively                          12,692            12,667
  Deposits                                            6,825             6,825
                                               ------------      ------------

    Total Other Assets                               19,517            19,492
                                               ------------      ------------

TOTAL ASSETS                                   $     95,470      $    126,889
                                               ============      ============


                 See Accompanying Notes and Accountant's Report

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                     June 30,          December 31,
                                                       1999                1998
                                                   ------------        ------------

Current Liabilities

  Accounts Payable                                 $      2,314        $     14,248
  Accrued Expenses                                          517               3,567
  Notes Payable, current Portion                        144,500             316,500
                                                   ------------        ------------

    Total Current Liabilities                           147,331             334,315
                                                   ------------        ------------

Long-Term Liabilities

  Long-term debt                                         43,500              50,500
                                                   ------------        ------------

    Total Liabilities                                   190,831             384,815
                                                   ------------        ------------

Stockholders' Equity (Deficit)
  Common Stock, $.001 par value, 50,000,000
   shares authorized; 21,513,301 shares
   issued and outstanding in 1999, and
   18,611,228 shares in 1998                             21,513              18,611
  Paid-in Capital                                     3,239,245           2,891,707
  Accumulated Deficit                                (3,356,119)         (3,168,244)
                                                   ------------        ------------

    Total Stockholders' Equity (Deficit)                (95,361)           (257,926)
                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'

EQUITY (DEFICIT)                                   $     95,470        $    126,889
                                                   ============        ============


                 See Accompanying Notes and Accountant's Report

                          QUADRATECH, INC. & SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                               Three Months ended                         Six Months ended
                                                     June 30,                                  June 30,
                                         ---------------------------------         ---------------------------------
                                             1999                 1998                 1999                 1998
                                         ------------         ------------         ------------         ------------
SALES                                    $     17,249         $     12,438         $     35,953         $     28,227
Less: Discount Taken                                -                 (507)                   -                 (907)
                                         ------------         ------------         ------------         ------------

NET SALES                                      17,249               11,931               35,953               27,320

COST OF SALES - SCHEDULE A                     10,171               11,407               30,395               25,763
                                         ------------         ------------         ------------         ------------

GROSS PROFIT                                    7,078                  524                5,558                1,557

OPERATING EXPENSES - SCHEDULE B                44,055               54,538              103,854              121,349
                                         ------------         ------------         ------------         ------------

INCOME (LOSS) FROM OPERATIONS                 (36,977)             (54,014)             (98,296)            (119,792)
                                         ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSES)

  Interest Income                                   -                   13                    -                   32
  Other Income                                 10,250                   47               10,273                   47
  Depreciation and Amortization                (6,304)              (7,308)             (12,571)             (14,616)
  Interest Expenses                            (1,253)              (6,453)              (2,513)             (11,915)
  Penalties and Late Charges                     (242)                 (58)              (2,058)                 (58)
  Recovery from Cash Embezzlement                   -                  900                    -                    -
  Sales Tax - Prior Years                           -                    -               (2,000)                   -
  Officer's Life Insurance                     (1,470)                   -               (1,470)                   -
  Officer's Salaries                                -              (10,250)             (10,000)             (16,250)
  Officer's Salaries - Backpay                      -                    -              (68,440)                   -
                                         ------------         ------------         ------------         ------------

    Total Other Income (Expenses)                 981              (23,109)             (88,779)             (42,760)
                                         ------------         ------------         ------------         ------------

NET INCOME (LOSS) BEFORE TAXES                (35,996)             (77,123)            (187,075)            (162,552)

PROVISION FOR INCOME TAXES                          -                    -                  800                  800
                                         ------------         ------------         ------------         ------------

NET INCOME (LOSS)                             (35,996)             (77,123)            (187,875)            (163,352)

ACCUMULATED DEFICIT
  Beginning Balance                        (3,320,123)          (2,938,030)          (3,168,244)          (2,850,622)
  Prior Year Adjustment                             -                    -                    -               (1,179)
                                         ------------         ------------         ------------         ------------

  Ending Balance                         $ (3,356,119)        $ (3,015,153)        $ (3,356,119)        $ (3,015,153)
                                         ============         ============         ============         ============

Loss per share - Primary                 $    (0.0017)        $    (0.0053)        $    (0.0093)        $    (0.0111)
                                         ============         ============         ============         ============

Weighted Average Shares
 Outstanding                               21,513,301           14,472,699           20,269,555           14,726,699
                                         ============         ============         ============         ============


                 See Accompanying Notes and Accountant's Report

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                                   (Unaudited)


                                                                     SCHEDULE A
                                  Three Months ended             Six Months ended
                                        June 30,                     June 30,
COST OF SALES                     1999           1998           1999           1998
                                ---------      ---------      ---------      ---------
  Beginning Inventory           $   3,838      $   3,838      $   3,838      $   3,838
  Purchases                         2,344          3,405          9,169          9,320
  Production Labor                  7,245          7,909         17,287         15,522
  Warehouse Supplies                  582             93          3,939            921
                                ---------      ---------      ---------      ---------
                                   14,009         15,245         34,233         29,601
  Less: Ending Inventory            3,838          3,838          3,838          3,838
                                ---------      ---------      ---------      ---------

    Total Cost of Sales         $  10,171      $  11,407      $  30,395      $  25,763
                                =========      =========      =========      =========


                 See Accompanying Notes and Accountant's Report

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                                   (Unaudited)


                                                                              SCHEDULE B
                                         Three Months ended                Six Months ended
                                              June 30,                         June 30,

OPERATING EXPENSES                      1999            1998             1999            1998
                                      --------        --------         --------        --------
  Accounting                          $  1,050        $  5,440         $ 10,250        $ 17,440
  Advertising                              285               -              480           1,600
  Bank and Finance Charges                  22             452              166             975
  Car Allowance and Expenses             2,099           4,230            4,430           6,125
  Commissions                            1,300           1,520            2,500           2,620
  Consulting                            15,000          12,000           23,000          22,950
  Customers & Public Relations               -              11                -              11
  Directors' Meetings                       55             370               55             560
  Dues and Subscriptions                   100             245              100             245
  Entertainment                            840             674            1,447           1,110
  Equipment Rental                           -              40               77             161
  Freight & Postage                        129              85              431             134
  Insurance                              5,824           3,666           10,581           9,102
  Legal and Professional                 1,435           2,369            4,303           4,538
  Legal Settlement                           -               -            5,136               -
  Licenses & Permits                        10             110               95             365
  Maintenance                              600             515              705           2,366
  Office Supplies                          687             566            1,437           2,106
  Other Expenses                            37             (54)              37             486
  Outside Service                          320           1,600              320           2,510
  Parking                                   94               -              142               -
  Payroll Taxes                          1,670           2,450            4,857           5,101
  Printing and Reproduction                  -             123                -             123
  Rent                                     728           2,184            2,912           4,984
  Research and Development                   -               -                -             600
  Salaries and Wages                     6,240           8,036           14,500          16,792
  Selling Expenses                           -               -                -              90
  Shipping                               1,168             351            2,743           2,331
  Supplies                                  89              97               89              97
  Taxes - Property                           -           1,444            1,478           1,444
  Telephone                              2,499           2,485            5,816           7,984
  Trade Shows                                -             932               57           1,812
  Travel                                 1,077           1,823            4,023           2,305
  Utilities                                697             774            1,687           2,282
                                      --------        --------         --------        --------
    Total Operating Expenses          $ 44,055        $ 54,538         $103,854        $121,349
                                      ========        ========         ========        ========


                 See Accompanying Notes and Accountant's Report

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     Six months ended June 30, 1999 and 1998


                                                     1999              1998
                                                  ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                               $ (187,875)       $ (163,352)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and Amortization                      12,571            14,616
   Prior Year adjustments                                  -            (1,179)
   Issuance stocks for backpay salaries               68,440                 -
   (Increase) Decrease in:
      Accounts Receivable                             24,740             2,273
      Other Receivable                                     -             2,000
      Deposits                                             -            (1,200)
   Increase (Decrease) in:
      Accounts Payable                               (11,934)          (32,429)
      Accrued Expenses                                (3,050)           (1,231)
                                                  ----------        ----------

NET CASH (USED) BY OPERATING ACTIVITIES              (97,108)         (184,502)
                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Equipment                               (2,369)                -
  Increase in Intangible Assets                         (470)                -
                                                  ----------        ----------

NET CASH (USED) BY INVESTING ACTIVITIES               (2,839)                -
                                                  ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from exercising stock options              90,000                 -
  Net Payments to Notes Payable                       (7,000)                -
  Net Proceeds from Notes Payable                     20,000           143,000
                                                  ----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            103,000           143,000
                                                  ----------        ----------

NET INCREASE (DECREASE) IN CASH                        3,053           (41,502)

BEGINNING OF PERIOD                                   12,261            49,600
                                                  ----------        ----------

END OF PERIOD                                     $   15,314        $    8,098
                                                  ==========        ==========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:

     Interest                                     $    2,513        $    1,829
                                                  ==========        ==========

     Income Tax                                   $      800        $        0
                                                  ==========        ==========


                 See Accompanying Notes and Accountant's Report

                          QUADRATECH, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                     Six months ended June 30, 1999 and 1998


SUPPLEMENTAL DISCLOSURES: (Continued)
  Noncash investing and financing activities:

        (a.) Convert note payable of $192,000 to 1,200,000 shares of common stock.

        (b.) Grant 100,000 shares of common stock to a new Board of Director and 500,000 shares to the Company's president.

        (c.) Issue common stock to the former president for her backpay salaries of $68,440.


                 See Accompanying Notes and Accountant's Report

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Quadratech, Inc. & Subsidiary (the Company), the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial positions as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc. (a California corporation), after elimination of all material intercompany accounts and transactions.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 1999, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company has not established an allowance for doubtful accounts and does not use reserve method for recognizing bad debts. Bad debts are treated as direct write-offs in the period management determines that collection is not probable. There were no bad debt expense neither for six months ended June 30, 1999 nor 1998.

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $12,126 and $14,187 for 1999 and 1998, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five years using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - NOTES PAYABLE

                                                June 30,        Dec. 31,
                                                  1999            1998
                                               ----------      ----------
a.) Note to Annette Kroes, interest at
    10% per annum due monthly; principal
    payment of $10,000 commencing

    1/15/2000 until paid                       $   43,500      $   50,500

b.) Note to Frances Rigney, due on
    demand; will be re-negotiated in

    October 1999                                  144,500         316,500
                                               ----------      ----------

Total                                             188,000         367,000

Less current maturities                           144,500         316,500
                                               ----------      ----------

Long-term debt, net                            $   43,500      $   50,500
                                               ==========      ==========

Maturities on notes payable are as follows:

   December 31,
   ------------
   1999                                 $  144,500
   2000                                     43,500
                                        ----------
                                        $  188,000
                                        ==========

NOTE 3 - COMMON STOCK TRANSACTIONS

In March 1999, the Company convert $192,000 note payable into 1,200,000 shares of common stock.

The Company also grant 100,000 shares of stock to a new board of director and 500,000 shares to the Company's president.

In addition, the Company issued 202,073 shares of stock to the former president in lieu of salary shortfalls of $26,000 for 1996 and $42,440 for 1997.

NOTE 4 - STOCK OPTIONS

In November 1998, the Company granted 1,600,000 stock options at various exercise prices and expiration dates. As of June 30, 1999, 900,000 shares of stock options had been exercised and 300,000 shares were expired. The remaining balance of 400,000 shares are exercisable as follows:

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - STOCK OPTIONS (Continued)

                                        Expiration
   Exercise                             Date
   Price                                August 31,
   --------                             ----------
   $.10                                 1999
   $.25                                 2000
   $.50                                 2001

NOTE 5 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for six months ended June 30, 1999 and 1998 consist of $800 minimum state income taxes in each year.

As of December 31, 1998, the Company has approximately federal net operating loss carryforwards of $2,938,581, and California NOL of $3,014,868 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.

NOTE 6 - EARNINGS (LOSS) PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock outstanding during the period. Earnings per share is computed using the treasury stock method. Had the Stock Options (See Note 4) been issued as of June 30, 1999, the Company's loss per share would have been $0.0016 and $.0091 for three and six months ended June 30, 1999, respectively.

NOTE 7 - ACQUISITION OF BUSINESS

The Company is going to acquire 83.33% of the issued and outstanding stock of Accu Chem Conversions, Inc. (a California corporation) in exchange for 15,000,000 shares of the Company's common stock. This transaction will be accounted for as a purchase, with the assets and liabilities assumed recorded at book values.

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LEASE COMMITMENTS

The Company leases its office facilities for $728 per month on a month-to-month basis. Rent expense totaled $2,912 and $4,984 for 1999 and 1998, respectively.

In addition, the Company is responsible for its pro rata share of property taxes.

NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfication of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $187,875 for six months ended June 30, 1999, and as of that date, the Company had accumulated deficit of $3,356,119, a working capital deficiency of $116,391 and a deficit in net worth of $95,361.

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

Dated:  October 21, 1999                          QUADRATECH, INC.
                                                  (Company)

                                              By: /s/ PERRY COPLE
                                                  --------------------------
                                                  Perry Cople
                                                  President