Form 10KSB
period 1998-12-31
QUADRATECH INC \NV\
filed 1999-12-22
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from to

                        Commission file number 000-26856


                                QUADRATECH, INC.
                 (Name of small business issuer in its charter)

            Nevada                                      95-4396848
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        300 N. Baldwin Park Blvd
      City of Industry, California                        91746
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number (626)333-0260


Securities registered under Section 12(b) of the Exchange Act:

                                      None


Securities registered under Section 12(g) of the Exchange Act:

                               $0.001 Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 31, 1998, 18,611,228 shares of the Registrant's Common Stock, $0.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $823,188 computed at the closing price on that date.

The registrant's revenue for the December 31, 1998 fiscal year was  $93,690.

                                TABLE OF COTENTS


                                                                            Page
Item 1. Description of Business................................................4

Item 2. Description of Property................................................7

Item 3. Legal Proceedings......................................................7

Item 4. Submission of Matter to Vote of Security Holders.......................8

Item 5. Market for Common Company Equity and Related Stockholder Matter........8

Item 6. Management's Discussion and Analysis or Plan of Operation..............9

Item 7. Financial Statements..................................................10

Item 8. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.............................10

Item 9. Executive Compensation................................................13

Item 10. Security Ownership of Certain Beneficial Owners and Management.......14

Item 11. Certain Relationships and Related Transactions.......................15

Item 12. Exhibits and Reports on Form 8-K.....................................15

Item 1. Description of Business
-------------------------------

Introduction.

        Quadratech, Inc. (the "Company") was incorporated on February 4, 1984 under the laws of the State of Utah. On March 19, 1990, the Company changed its domicile from the State of Utah to the State of Nevada. Until August 1993, the Company had no operations. In 1993, the Company entered into an agreement and plan of reorganization with the shareholders of (OSA) Oil Scavenger Absorbent, a California corporation ("OSA, Inc."). The shareholders of OSA, Inc. received 5,500,000 shares, representing 60% of the then outstanding shares, in exchange for all of their issued and outstanding shares of stock in OSA, Inc.

        OSA, Inc. was incorporated in 1992 to act as a distribution company for oil absorbent products. Its shareholders were Maria Comfort, Ed V. Lunenschloss, William Snyder, Michael Montgomery, and John Sullivan. With dissatisfaction of products then on the market, the Company developed its oil absorbent product.

Business of the Company.

        The Company is a developer and manufacturer of environmental products. The development of a product consists of identifying and evaluating potential products, and if the evaluation is favorable, obtaining all of the requisite components required to complete the product, including financing and governmental approvals.

The Industry.

        The manufacture of a product used for the clean-up of hazardous spills of oil and oil-based petrochemicals was the initial market sought by the Company. An oil absorbent material is used to absorb the spilled oil. The oil can be removed from the absorbent material and returned to the refinery and the absorbent material can be used again for absorption. The savings in landfill costs begin with the acquisition and use of the recycled paper and continues when the product is used again.

        Total remediation of the product by removing hazardous waste from the customers manifest, and recycling the used absorbent and waste products into government approved products, provides a significant advantage to our customers.

        The hazardous material industry is growing very rapidly, sparked by increased governmental regulations concerning disposal of these types of materials. Quadratech is currently emphasizing the value of their products and services to those commercial and governmental agencies which are concentrating their attentions on environmentally safe products which are non-toxic and afford total redemption capability.

        As of the date hereof, the Company has focused attention on providing products for four separate markets: oil and acid absorbents, agricultural applications and pet litter. Each product line has its own market. The oil and acid absorbent material is sold in the hazardous material market; the agricultural market applies to several applications, i.e. egg washing, animal bedding material, and effluent management; the pet litter is a grocery and catalog item which has the unique capability of being flushed down the toilets while providing odor removal and significant absorbent qualities.

Products.

     A. Oil Absorbent Materials and Alternative-Energy Products. The Company obtained by assignment from Ed V. Lunenschloss U.S. Patent No. 5,248,391 issued on September 28, 1993 for its oil absorbent material and currently has the rights/an unrestricted license as an oil-spill cleanup agent, in accordance with Title 23, Division 3, Chapter 10, of the California Code of Regulations. The Company believes that there are other licensed competitors whose products may be used on a restricted basis, i.e., their products, unlike the Company's cannot be deployed or used in free form in open waterways. Further, such absorbent products are classified as a renewable energy source.

     B. Floor sweeps. The company's floor sweep products absorb and retrieve spilled oil and waste water from airplanes (jet fuel), gasoline stations (gas and diesel), machine shops, barge floors, repair shops and caustic acids, such as battery electrolytes, chromium acid and sulfuric acid.

     C. Pet Litter. Flush it ( TM ) Pet Litter, made from recycled paper, primarily for the feline market, is more absorbent than clay, silica, and diatomaceous earth. It can be flushed down the toilet, and it helps in cleaning sludge build-up, with its oil and grease absorbency. It is deemed by the Company to be environmentally friendly, biodegradable, with excellent odor control and minimum tracking. Stable Mate, made from recycled paper, is a biodegradable, odor controllable absorbent utilized primarily for horse bedding or other animal uses. The Company's initial testing of the product indicates that it has no adverse health impact on animals. The Company has commenced marketing this product directly to horse owners and to entities who board, either permanently or temporarily (horse racing tracks) and/or transfer animals and to distributors.

     D. B4tk Disinfecting Sanitizer. B4tk is a bacteria and virus killing product, applicable to agricultural animals, that is sprayed in the animal stalls, pens and on animal bedding.

     E. Acid Absorbent. A battery acid floor sweep-absorbent also made from recycled paper, is capable of neutralizing caustic acids such as battery electrolytes, chromium acid, and sulphuric acid. Upon absorption the sweep may be discarded as a non-hazardous product.

Marketing and Sales.

        In 1999 the Company markets its products principally through sales representatives in the United States. Though several independent distributors were involved in product sales, this market, both domestic and foreign, still needs further development. The Company has marketed its products successfully for specific emergency spills in Korea, Japan and Hong Kong and looks forward to further development of this market.

        The Company is also developing plans for promotion of their Pet Litter product through nationally known distributors.

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

        The Company encounters substantial competition from companies in the polypropylene absorbent materials field. Major polypropylene competitors include large chemical equipment manufactures substantially larger than the Company, with substantially greater financial capabilities. The natural non-toxic absorbent materials field is relatively new and rapidly growing, and the nature of the competition is not yet defined.

Proprietary Information.

        The Company holds a patent for the Oil Absorbent Material and plans to pursue additional patents for B4tk, floor sweep, pet litter and acid absorbent products.

Employees.

        As of December 31, 1998 the Company had three full time employees and one part time employee. The Company also uses part time help as needed in manufacturing, packing, warehousing, mailing, and shipping. A significant amount of production capability has been out-sourced to independent manufacturing contractors.

Item 2. Description of Property.
--------------------------------

        The Company's offices and manufacturing plant is located at 126 West Maple Avenue, Monrovia, CA 91016. The property consists of approximately 2,000 square feet of offices and 6,000 square feet of indoor manufacturing. The property is leased from an unaffiliated party at $700 per month for the first seven and a half months and $735 per month commencing August 15, 1998 for the balance of 1998.


Item 3. Legal Proceedings.
--------------------------

        On May 15, 1998, the Securities and Exchange Commission ("the Commission") filed a Complaint against the Company. In connection therewith, the Company entered a general appearance, waived service upon it of a Summons and of the Complaint of the Commission and admitted the jurisdiction of the Court over it and over the subject matter of this action. The Company admitted that pursuant to Section 13(a) of the Securities Exchange Act of 1934 ("Exchange Act") [15 U.S.C. Section 78m(a)] and Rules 12b-25, 13a-13 [17 C.F.R. Sections 240.12b-25, 240.13a-1 and 240.13a-13] promulgated thereunder, it was required to file, and it has filed: (a) to file with the Commission its Annual Reports on Form 10-K [17 C.F.R. Section 249.310]: (1) for its fiscal year ended December 31, 1996, which was due on or before March 31, 1997; and (2) for its fiscal year ended December 31, 1997, which was due on or before March 31, 1998; (b) to file with the Commission its Quarterly Reports on Form 10-Q [17 C.F.R. Section 249.308a]: (1) for its fiscal quarter ended March 31, 1997, which was due on or before May 15, 1997; (2) for its fiscal quarter ended June 30, 1997, which was due on or before August 14, 1997; and (3) for its fiscal quarter ended September 30, 1997, which was due on or before November 14, 1997; (c) to file with the Commission its Notifications of Late Filing on Form 12b-25 [17 C.F.R. Section 249.322]: (1) for its Annual Reports on Form 10-K; (i) for its fiscal year ended December 31, 1996, which was due before April 1, 1997; and (ii) for its fiscal year ended December 31, 1997, which was due on or before April 1, 1998; and (2) for its Quarterly Reports on Form 10-Q: (i) for its fiscal quarter ended March 31, 1997, which was due on or before May 16, 1997; (ii) for its fiscal quarter ended June 30, 1997, which was due on or before August 15, 1997; and (iii) for its fiscal quarter ended September 30, 1997, which was due on or before November 17, 1997; The Company, without trial, argument or adjudication of any issue of fact or law, waived entry of findings of fact and conclusions of law pursuant to Rule 52 of the Federal Rules of Civil Procedure, except as set forth herein and in the Final Judgment of Permanent Injunction as to the Company (the "Final Judgment") to be entered in the action. The Company waived any right it may have had to appeal from the Final Judgment to be entered in the action. The Company waived service upon it of the Final Judgment and agreed that the entry of the Final Judgment by the Court and filing with the Clerk in the United States District Court for the District of Columbia will constitute notice to the Company of the terms and conditions of such Final Judgment. The Company entered the Consent voluntarily and represented that no offer, promise or threat of any kind whatsoever had been made by the Commission or any of its members, officers, employees, agents or representatives in connection with or in consideration therefore. The Company agreed that the Consent shall be incorporated by reference into the Final Judgment, a copy of which was to be entered by the Court in this action. The Company consented, before the taking of any testimony and without trial, argument or adjudication of any issue of fact or law therein to the entry, without further notice, of the Final Judgment: (a) restraining and enjoining the Company and its officers, agents, servants and employees and attorneys, and those persons in active concert or participation with them, who receive actual notice of the Final Judgment by personal service or otherwise, and each of them, from failing or causing the failure to file timely and in proper form with the Commission at its headquarters office, accurate and complete information and reports as are required to be filed with the Commission pursuant to Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13, promulgated thereunder, including, among others, Annual Reports, Quarterly Reports and Notifications of Late Filing; (b) ordering the Company to require any outgoing chief executive officer or president of the Company to deliver or cause to be delivered a copy of the Final Judgment and of the Consent to any incoming chief executive officer or president of the Company to deliver or cause to be delivered a copy of the Final Judgment and of the consent to any incoming chief executive officer or president of the Company; and (c) ordering the Company to file with the Commission at its headquarters office in Washington, D.C.: (1) a complete and accurate Annual Report on Form 10-K for its fiscal year ended December 31, 1996 by May 29, 1998; (2) complete and accurate Quarterly Reports on form 10-Q for its fiscal quarters ended March 31, June 30 and September 30, 1997 by June 15, 1998; (3) a complete and accurate Annual Report of Form 10-K for its fiscal year ended December 31, 1997 by June 30, 1998; and (4) such other periodic reports which may become due prior to the entry of the Final Judgment.

        As of December 31, 1998 the Company had filed with the SEC, all four quarters of 10-K Reports due for 1997, plus the first and second quarters of 1998 Reports due.

Item 4. Submission of Matter to Vote of Security Holders.
---------------------------------------------------------

        None.


Item 5. Market for Common Company Equity and Related Stockholder Matter.
------------------------------------------------------------------------

        As of December 31, 1998 The Company had Two Hundred and One(201) shareholders of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

        The Company common stock is traded on the bulletin board system under the symbol "QUDT." The table below reflects the high and low bid and ask quotations for each of the Company's fiscal quarters for the two fiscal years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         As of December 31, 1997, the company had issued and outstanding 14,472,699 shares of Common Stock. As of December 31, 1998 the Company had issued and outstanding 18,611,228 shares of Common Stock. The sale and issuance of the shares of Common Stock in 1997 was for cash or in the cancellation of indebtedness, said shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance upon an exemption from registration. All of said share of stock have restrictive legends imposed thereon and stop transfer order have been issued to the Company's transfer agent.

                                              1997

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .72               $ .375
2nd Quarter                                   $ .63               $ .25
3rd Quarter                                   $ .61               $ .25
4th Quarter                                   $ .35               $ .16

                                              1998

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .37               $ .20
2nd Quarter                                   $ .26               $ .125
3rd Quarter                                   $ .30               $ .04
4th Quarter                                   $ .41               $ .04

Dividends.

        The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. The Company has not paid dividends since inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, the Company's financial condition and capitol requirements, general business conditions and other factors.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

        Comparison of Years ended December 31, 1998 and December 31, 1997.

Results of Operation.

        In 1997 and 1998, the Company focused its major effort on marketing its oil absorbent products to commercial and government accounts as its priority product. There was also a continuing effort to develop distributors for the Flush-it per litter product. Initial efforts to develop an agricultural product were begun but no sales of product to this market area were achieved, as additional development and research were required to adequately prepare the product for market.

        During 1997, the Company determined that its patented formula could also be utilized in the poultry industry. The business opportunities include, but are not limited to, supplying bedding material, facility decontamination and egg washing. Governmental approval is required in connection with poultry industry use and the Company is currently undertaking testing with the intent to obtain all necessary and applicable approvals. Revenues are not expected from the poultry industry application during the current fiscal year.

        Total revenues for fiscal 1998 were $93,690, a decrease of $12,830 over 1997 revenues. The decrease is primarily due to a decline in international revenues.

        The Company's net loss of $322,677 for the year ended December 31, 1998 represents a decreased loss of $219,037 compared to the net loss in the prior year.

        Selling, general and administrative costs decreased substantially as a result of a reduction in personnel and decreased marketing costs associated with the sale of products to its customers.

Liquidity and Capital Resources:

        The liquidity of the Company and its available capital resources have not improved.

        The Company believes that internally generated funds and the sale and issuance of stock for cash or in cancellation of indebtedness will provide minimum capitol resources to finance operations, fund capital expenditures and planned research activities. The Company's need for funds has been reduced predicated upon the significant reduction in property rental and maintenance expenses and the reduction of marketing costs.

        At December 31, 1998, the Company had no material commitments to acquire additional assets.

Item 7. Financial Statements.
-----------------------------

        The Financial Statements are set forth as an Exhibit hereto.


Item 8. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

At December 31, 1998, the officers and directors of the Company were:

Name and address                          Age                  Position
----------------                          ---                  --------

Perry Cope                                 63             Chief Executive
126 West Maple Ave.                                        Officer and President
Monrovia, Ca  91016

Ted D. Kimbrough                           63             Director & Secretary
1933 Durango Avenue
Los Angeles, CA  90034

Lilly V. Lee                               68             Director & Treasurer
4751 Wilshire Blvd., Suite 207
Los Angeles, CA  90010

Michael Montgomery                         62             Director & General
10501 Valley Blvd., Suite 121                              Counsel

Maria Comfort                              57             Director
14411 Riverside Drive, Apt 17
Encino, CA  91315

William Snyder                             73             Director
509 South Hindry
Inglewood, CA  90301

Christopher Wiles                          42             Director
23535 Windom Street
West Hills, CA  91304

Craig Glen Robitaille                      39             Director
21391 Dockside Circle
Huntington Beach, CA  92646

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

        Maria Comfort hold an Associate of Science Degree in Fine Arts from Santa Barbara City College, Santa Barbara, CA., June 1975. She has an additional year of college credits from Santa Barbara and UCLA. Ms. Comfort began her career in 1968 as a paralegal with Ashland Oil And Chemical Company, Columbus Ohio. She helped to establish the Credit Card Division for Ashland Oil's main company in Ashland, Kentucky. She also worked with multi-million dollar acquisitions and sales contracts for Ashland's Chemical Company. She remained with Ashland until 1972. From 1972 until 1985 Ms. Comfort was self-employed as a personal manager in the entertainment industry. She managed young actors' and actresses' careers in television and film. From 1985 until 1990, Ms. Comfort worked for the George Williams and Associates Corporation of Los Angeles, CA in the capacity of Financial Manager. During this time she was able to analyze, justify and qualify budgets and financial plans for customers. She worked on the highest level with banks and other financial institutes. In late 1990, Ms. Comfort established (OSA) Oil Scavenger Absorbent. She is its president. In 1993, when OSA, Inc. was acquired by the Company, Ms. Comfort was made President and Chief Executive Officer. As of the date hereof, Maria Comfort is the President of the Company.

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

        Christopher Willes received a Bachelor of Science degree in Accounting from San Francisco State University, California in 1978. From 1983 to 1988 he was National Sales Manager Teraco, Inc., a company engaged in the manufacture of promotional goods and from 1982 until was Vice President-Sales for Ocean Manufacturing Corporation, a company engaged in the manufacture of promotional products. From 1993 to the present Mr. Wiles has been engaged in the business of marketing promotional products under the name of CW Marketing & Promotional Services. Mr. Wiles joined the Board on December 27, 1996.

        Peter Olsen received his Bachelor of Science degree at University of Utah and a Master of Business Administration degree from Brigham Young University. For the past five years he has been the Chairman and Chief Executive Officer of Olsen Farms, Inc., a business engaged in the production, processing and distribution of eggs in the Western United States. Mr. Olsen also serves as a Chairman of the California Egg Commission and is past President of Pacific Egg & Poultry Association. Mr. Olsen joined the Board on January 30, 1998.

        Ted D. Kimbough received his Bachelor of Science in Education from Northern Illinois State University, his Master of Science in Education from California State University, Los Angeles, did Post graduate studies at Peperdine University, University of California at Los Angles and University of Southern California and an Honorary Juris Doctorate from the University of West Los Angeles. Mr. Kimbrough is the President and Owner of Multi-Kim & Associates, Inc. and the former Superintendent of Schools for the Sacramento Unified School District (1996-1997), Chicago Unified School District (1990-1993); Compton Unified School District (1982-1990). Previously, he had been employed by the Los Angeles Unified School District.

        Lilly V. Lee is Chairman of Lilly International, Inc. Ms. Lee's business activities include real estate investments, trade, trucking, retail, franchise consultant strategic alliances with various sectors of business in the U.S.A. Australia, China, Hong Kong, Indonesia, Thailand and the Philippines. Ms. Lee is currently the Chairman of the World Trade Center association, Los Angeles Long Beach which is linked with other trade offices in 97 countries, and is the Chairman of Southern California Asian Pacific American Legal Center, Executive Council. Ms. Lee is on the Executive Boards of Bank Plus Corporation and Fidelity Federal Bank and is a member of the Board of Directors of Gateway Investment Services, Inc.

        In addition, Ed V. Lunenschloss had been a Director. Mr. Lunenschloss died on March 17, 1998.

Item 9. Executive Compensation.
-------------------------------

        The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years ended 1997 and 1998 the following payments were made:


                                                                 Remuneration
                                                                 ------------
Name                                Position                   1997         1998
--------------------------------------------------------------------------------------------
Maria Comfort                       President                  $17,560     $32,000

Ed V. Lunenschloss                  Executive Vice President   $26,000      none

Darlene Foreman                     Controller                 $25,000      none

Perry Cope                          President and Chief
                                    Executive Officer          $2,000      $45,000

All Executive officers as a group                              $70,000      none

        No compensation is payable to Directors of the Company in connection with attendance at Board Meetings, except as to such Directors who also serve as Officers of the Company in capacities other than Directors and/or Officers. At this time no other compensation has been scheduled for any other member of the Board of Directors or Officers of the Corporation.

        Future compensation of Officers will be determined by the Board of Directors based upon the financial condition and performance of the Company, the financial requirements of the Company, and upon individual performance of each Officer. The Board of Directors intents to ensure that the salaries paid to the Company's Officers and employees are reasonable and prudent and are based upon both the financial condition and performance of the Company and upon the performance of the individual Officers.

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table sets forth as at December 31, 1998, certain information as to the common stock of the Company owned of record and/or beneficially by each person who is known to the Company to own more than five (5%) percent of the outstanding common stock, and by all officers and directors of the Company.

Name and Address                    Amount Beneficially
of Owner                            and/or Owned Record               Approx. %
-------------------------------------------------------------------------------

Perry Cope                                   201,000                   1.08%
126 West Maple Avenue
Monrovia, CA  91016

Maria Comfort                              1,001,176                   5.38%
126 West Maple Avenue
Monrovia, CA  91016

Michael Montgomery                           650,000                   3.49%
10501 Valley Blvd., #121
El Monte, CA  91731

William Snyder                             1,879,259                  10.09%
409 South Hindry
Inglewood, CA  90301

Christopher Wiles                            260,000                   1.39%
22535 Windham Street
West Hills, CA  91304

        900,000 shares are registered in the name of Joyce Lunenschloss. Ed V. Lunenschloss, prior to his death in 1998, had advised the Company that, at the time said shares of stock were transferred to Joyce Lunenschloss, he retained the right to vote said stock. Said retention, if any and valid, are the property of his estate.

Item 11. Certain Relationships and Related Transactions.
--------------------------------------------------------

        In 1998 there were significant conversions of debt and accrued interest to stock by Caprice Engineering, David Comfort, Francis Rigney and Bill Snyder as follows:

        To Caprice Engineering 826,951 shares for $192,690; to David Comfort 110,000 shares for $19,784; to Bill Snyder 699,328 shares for $ 159,926, and to Francis Rigney 1,100,000 shares for $149,500 debt and $28,668 consulting fees.

        The Company also converted $11,475 accounts payable into common stock: to Falcon Finance 5,000 shares for $1,250; to Ronald Stauber, ESQ. 100,000 shares for $6,000; and to Corley Fox 42,250 shares for $4,225.

        Moreover a shareholder assumed $11,000 accounts payable from the Company. This was treated as paid in capital.

Item 12. Exhibits and Reports on Form 8-K.
------------------------------------------

        There are no reports on Form 8-K incorporated herein by reference. The following documents are filed as part of this report:

               (1)Financial Statements filed as part of this report, prepared by
                  Harold Y. Spector, Certified Public Accountant for the fiscal year ended December 31, 1998 and 1997, with the related consolidated statements of operations and accumulated deficit, and cash flow for the year then ended.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     QUADRATECH INC.



                                                     ___________________________
                                                            (company)
                                                     Date: December 17, 1999


                                                     By: /s/ Perry Cope
                                                     ---------------------------
                                                     Perry Cope
                                                     President

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

INDEPENDENT AUDITOR'S REPORT.................................................F18

CONSOLIDATED BALANCE SHEETS..................................................F19

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED
  DEFICITS...................................................................F21

COST OF SALES................................................................F22

OPERATING EXPENSES...........................................................F23

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...................F24

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F27

                         [HAROLD Y SPECTOR'S LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and stockholders of Quadratech, Inc.

I have audited the accompanying consolidated balance sheets of Quadratech, Inc. (a Nevada corporation) and its wholly-owned subsidiary, Oil Scavenger Absorbent, Inc. (a California corporation), as of December 31, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Quadratech, Inc. and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


/S/ Harold Y. Spector
Pasadena, CA
February 8, 1999

                                                                             F18

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS

                                                      1998              1997
                                                  ------------      ------------
Current Assets
  Cash                                            $    12,261       $    49,600
  Account Receivables                                  36,528             4,777
  Inventories                                           3,838             3,838
                                                  ------------      ------------

    Total Current Assets                               52,627            58,215
                                                  ------------      ------------

Property and Equipment
  Furniture and Equipment                              84,502            82,702
  Plant and Equipment                                  66,900            66,900
  Motor Vehicles                                        8,818            20,818
                                                  ------------      ------------
                                                      160,220           170,420
  Less: Accumulated Depreciation                     (105,450)          (83,522)
                                                  ------------      ------------

    Total Property and Equipment                       54,770            86,898
                                                  ------------      ------------

Other Assets
  Patents, Marks and Copyrights, net of
   accumulated amortization of $2,878
   and $2,020                                          12,667            13,525
  Deposits                                              6,825             4,125
                                                  ------------      ------------

    Total Other Assets                                 19,492            17,650
                                                  ------------      ------------

TOTAL ASSETS                                      $   126,889       $   162,763
                                                  ============      ============


                                                                             F19

                          QUADRATECH, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1998              1997
                                                  ------------      ------------
Current Liabilities
  Accounts Payable                                $    14,248       $    77,660
  Accrued Expenses                                      3,567            76,009
  Notes Payable, current portion                      316,500           479,441
                                                  ------------      ------------

    Total Current Liabilities                         334,315           633,110
                                                  ------------      ------------

Long-Term Debt, net of current                         50,500            50,500
                                                  ------------      ------------

    Total Liabilities                                 384,815           683,610
                                                  ------------      ------------

Stockholders' Equity
  Common Stock, $.001 par value,
   50,000,000 shares authorized;
   18,611,228 shares issued and
   outstanding in 1998, and 14,472,699
   shares in 1997                                      18,611            14,473
  Paid-in Capital                                   2,891,707         2,315,302
  Accumulated Deficit                              (3,168,244)       (2,850,622)
                                                  ------------      ------------

    Total Stockholders' Equity (Deficit)             (257,926)         (520,847)
                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           $   126,889       $   162,763
                                                  ============      ============

            See accompanying notes and independent auditor's report.
                                                                             F20

                          QUADRATECH, INC. & SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                   For Years ended December 31, 1998 and 1997


                                                      1998              1997
                                                  ------------      ------------
SALES                                             $    93,820       $   107,864
Less: Discount Taken                                     (130)           (1,343)
                                                  ------------      ------------

NET SALES                                              93,690           106,521

COST OF SALES - SCHEDULE A                             68,895           115,741
                                                  ------------      ------------

GROSS PROFIT (DEFICIT)                                 24,795            (9,220)

OPERATING EXPENSES - SCHEDULE B                       278,563           460,675
                                                  ------------      ------------

INCOME (LOSS) FROM OPERATIONS                        (253,768)         (469,895)
                                                  ------------      ------------

OTHER INCOME (EXPENSES)
  Interest Income                                          32               254
  Other Income                                          3,992            89,334
  Depreciation and Amortization                       (29,374)          (35,236)
  Interest Expenses                                   (16,858)          (20,485)
  Gain (Loss) on Disposal of Assets                     1,087           (61,683)
  Late Charges and Penalties                             (738)             (243)
  Officer's Salaries                                  (26,250)          (42,960)
                                                  ------------      ------------

    Total Other Income (Expenses)                     (68,109)          (71,019)
                                                  ------------      ------------

NET INCOME (LOSS) BEFORE TAXES                       (321,877)         (540,914)

PROVISION FOR INCOME TAXES                                800               800
                                                  ------------      ------------

NET INCOME (LOSS)                                    (322,677)         (541,714)

ACCUMULATED DEFICITS
  Beginning Balance                                (2,850,622)       (2,308,908)
  Prior year adjustments                                5,055                 -
                                                  ------------      ------------

  Ending Balance                                  $(3,168,244)      $(2,850,622)
                                                  ============      ============

NET (LOSS) PER SHARE                              $     (.019)      $     (.043)
                                                  ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                16,541,964        12,556,556
                                                  ============      ============

            See accompanying notes and independent auditor's report.
                                                                             F21

                          QUADRATECH, INC. & SUBSIDIARY
                                  COST OF SALES
                   For Years ended December 31, 1998 and 1997


                                                            SCHEDULE A
                                                      1998              1997
                                                  ------------      ------------
COST OF SALES
  Beginning Inventory                             $     3,838       $    41,780
  Purchases                                            37,634            21,561
  Freight-in                                                -             3,753
  Production Salaries                                  28,911            52,076
  Warehouse Supplies                                    2,350               409
                                                  ------------      ------------
                                                       72,733           119,579
  Less: Ending Inventory                               (3,838)           (3,838)
                                                  ------------      ------------

    Total Cost of Sales                           $    68,895       $   115,741
                                                  ============      ============

            See accompanying notes and independent auditor's report.
                                                                             F22

                          QUADRATECH, INC. & SUBSIDIARY
                               OPERATING EXPENSES
                   For Years ended December 31, 1998 and 1997

                                                     SCHEDULE A
                                                      1998              1997
                                                  ------------      ------------
OPERATING EXPENSES
  Accounting                                      $    23,965       $    24,424
  Advertising                                           2,724            13,193
  Bad Debts                                             1,967            57,672
  Bank and Finance Charges                              1,533             8,186
  Car Allowances and Expenses                          10,649             6,554
  Commissions                                           6,587            22,887
  Consulting                                           83,058                 -
  Contributions                                             -                74
  Customer and Public Relations                            11                 -
  Directors' Meetings                                     630                 -
  Dues and Subscriptions                                  265             1,761
  Employee Benefits                                         -             1,449
  Entertainment                                         1,970             3,091
  Equipment Rental                                        359            (5,531)
  Freight and Postage                                     711             2,904
  Insurance                                            21,785             8,533
  Legal and Professional                               13,042            42,473
  Legal Settlement                                      2,225                 -
  Licenses & Permits                                      531               555
  Maintenance                                           6,602            22,263
  Marketing Research                                        -               200
  Office Supplies                                       3,117             6,635
  Operating Supplies                                        -             5,149
  Other Expenses                                          584             1,708
  Outside Services                                        110             5,013
  Parking                                                  64                 -
  Payroll Service Fees                                  1,776                 -
  Payroll Taxes                                         8,186            25,186
  Printing and Reproduction                               578                 -
  Rent                                                  9,352            65,441
  Research and Development                                600                93
  Royalties                                                 -             3,246
  Sales Promotion                                           -             2,064
  Salaries and Wages                                   29,772            49,429
  Selling                                                 443                 -
  Shipping                                              4,174             4,758
  Supplies                                                346               680
  Taxes - Property                                      4,001             2,453
  Telephone                                            15,809            36,894
  Temporary Labor                                       7,062                 -
  Trade Shows                                           4,515             1,213
  Travel                                                4,849            20,479
  Utilities                                             4,566            19,546
                                                  ------------      ------------

    Total Operating Expenses                      $   278,563       $   460,675
                                                  ============      ============

            See accompanying notes and independent auditor's report.
                                                                             F23

                                                    QUADRATECH, INC. & SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               Years ended December 31, 1998 and 1997


                                           Common Stock      Paid-in      Accumulated
                                        Shares      Amount   Capital        Deficit      Total
                                        -----------------------------------------------------------

Balance at December 31, 1996            13,093,974  13,094   2,184,179    (1,754,373)      442,900

Prior year adjustment                                                       (554,535)     (554,535)
                                        -----------------------------------------------------------

Adjusted balance                        13,093,974  13,094   2,184,179    (2,308,908)     (111,635)

Issuance stocks                          1,378,725   1,379     131,123                     132,502

Net Loss                                                                    (541,714)     (541,714)
                                        -----------------------------------------------------------

Balance at December 31, 1997            14,472,699 $14,473  $2,315,302   $(2,850,622)   $ (520,847)

Prior year adjustment                                                          5,055         5,055
                                        -----------------------------------------------------------

Adjusted balance                        14,472,699 $14,473  $2,315,302   $(2,845,567)   $ (515,792)

Issuance stocks for
 accounts payable                          147,250     147      11,328                      11,475

Issuance stocks for notes
 payable and consulting fees             2,736,279   2,736     547,832                     550,568

Paid-in capital for
 accounts payable                                               11,000                      11,000

Reclassify from deposits
 payable                                                         7,500                       7,500

Issuance stocks                          1,255,000   1,255      (1,255)                          0

Net Loss                                                                    (322,677)     (322,677)
                                        -----------------------------------------------------------

Balance at December 31,1998             18,611,228 $18,611  $2,891,707   $(3,168,244)   $ (257,926)
                                        ===========================================================

            See accompanying notes and independent auditor's report.
                                                                             F24

                          QUADRATECH, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997


                                                      1998            1997
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                               $  (322,677)    $  (541,714)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
   Depreciation and amortization                       29,374          35,236
   (Gain) Loss on Disposal of Assets                   (1,087)         61,683
   Prior year adjustments                               5,055               -
   (Increase) Decrease in:
      Accounts Receivable                             (31,751)         16,889
      Other Receivables                                     -          30,687
      Inventory                                             -          37,942
      Prepaid Expenses                                      -           5,832
      Deposits                                         (2,700)         21,501
   Increase (Decrease) in:
      Accounts Payable                                (40,937)        (11,672)
      Accrued Expenses                                 (6,483)        (52,486)
                                                  ------------    ------------

NET CASH (USED) BY OPERATING ACTIVITIES              (371,206)       (396,102)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                (1,800)         (6,002)
  Disposal of Equipment                                 6,500               -
                                                  ------------    ------------

NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                             4,699          (6,002)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Paid in Capital                          36,168         132,502
  Net Proceeds from Notes Payable                     293,000         312,679
                                                  ------------    ------------

NET CASH (USED) BY FINANCING ACTIVITIES               329,168         445,181
                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                       (37,339)         43,077

BEGINNING OF YEAR                                      49,600           6,523
                                                  ------------    ------------

END OF YEAR                                       $    12,261     $    49,600
                                                  ============    ============

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Year for:
     Interest                                     $     5,092     $       451
                                                  ============    ============

     Income Tax                                   $         -     $       800
                                                  ============    ============

                                                                             F25

                          QUADRATECH, INC. & SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     Years ended December 31, 1998 and 1997


  Noncash investing and financing activities:
     In 1998, Issuance of stocks for:
        Accounts Payable                                      $ 11,475
                                                              ========
        Notes Payable and Accrued Interest                    $521,900
                                                              ========
     Paid-in capital for accounts payable                     $ 11,000
                                                              ========

     In 1997, a receivable from an officer incurred for an abandoned motor vehicle for $3,865.

                                                                             F26

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1997


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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, OSA, after elimination of all material intercompany accounts and transactions.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 1998 and 1997, there were no cash equivalents.

The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales is recognized when products are shipped and accepted by the customer.

                                                                             F27

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

No allowance for uncollectible accounts has been provided. Management has evaluated the accounts and believes they are all collectible. Bad debt expense for years ended December 31, 1998 and 1997, was $1,967 and $57,672, respectively.

Inventories

Costs incurred for materials, technology and shipping are capitalized as inventories and charged to cost of sales when revenue is recognized.

Inventories consist of finished goods and are stated at the lower of cost or market, using the first-in, first-out method.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense was $35,236 and $39,065 for 1998 and 1997, respectively.

Intangible Assets

Patents, marks and copyrights are capitalized and amortized over five years using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109.

Reclassifications

Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 consolidated financial statement presentation. Such reclassification had no effect on net loss as previously reported.

                                                                             F28

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1997


NOTE 3 - NOTES PAYABLE
                                                      1998          1997
                                                  -----------   -----------
a.)Notes to Caprice Engine, interest
   at 6% to 8% per annum, due on
   demand; unsecured                              $        -    $  165,657

b.)Notes to Bill Synder, including
   $100,000 LOC, interest at 6.75%
   to 10.5% per annum, due on
   demand; unsecured                                       -       121,000

c.)Note to David Comfort, interest
   at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                                -        19,784

d.)Note to William Kroes, interest at
   10% per annum due monthly from
   4/15/98; due on demand; unsecured                  50,500        50,500

e.)Note to Frances Rigney, interest
   only at 8 1/2% commencing 8/1/98;
   unsecured; due on demand                          316,500       173,000
                                                  -----------   -----------

Total                                             $  367,000    $  529,941

Less current maturities                              316,500       479,441
                                                  -----------   -----------

Long-term debt, net                               $   50,500    $   50,500
                                                  ===========   ===========

Maturities on notes payable are as follows:

   December 31,
   ------------
   1999                                  $  316,500
   2000                                      50,500
                                         ----------
                                         $  367,000
                                         ==========

NOTE 4 - INCOME TAXES

The Company files consolidated federal and state income tax returns with its subsidiary.

Provision for income taxes in the consolidated statements of operations for years ended December 31, 1998 and 1997 consist of $800 minimum state income taxes in each year.

                                                                             F29

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1997


NOTE 4 - INCOME TAX (Continued)

As of December 31, 1998, the Company has approximately federal net operating loss carryforwards of $2,938,581, and California NOL of $3,014,868 to reduce future taxable income. To the extent not utilized, both carryforwards will begin to expire beginning 2000 and 1998 respectively.


NOTE 5 - COMMON STOCK TRANSACTIONS

In 1998, the Company issued stocks to reduce accounts payable of $11,475 and notes payable with accrued interest of $521,900. The Company also issued stocks for consulting fees of $28,668.


NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 3, the Company had various unsecured borrowings from the stockholders.

Paid-in Capital

$11,000 of accounts payable was paid by a stockholder and credited to paid-in capital.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office facilities for $700 per month on a month-to-month basis. Rent expense totaled $9,352 and $65,441 for 1998 and 1997, respectively.

In addition, the Company is responsible for its pro rata share of property taxes.


NOTE 8 - PRIOR YEARS ADJUSTMENTS

Certain errors, resulting in both the overstatement and understatement of assets and liabilities of 1997 were corrected in 1998. These errors have no effect on year of 1998. The changes to accumulated deficit as of December 31, 1998 are summarized as follows:

                                                                             F30

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1997


NOTE 8 - PRIOR YEAR ADJUSTMENTS

As previously reported, December 31, 1997                 $(2,850,622)

Adjustments:
  Understatement of Accounts Payable                           (1,179)
  Understatement of Accounts Receivable                         6,937
  Understatement of Payroll Taxes Payable                      (1,553)
  Overstatement of Income Taxes Payable                           850
                                                          ------------

As adjusted                                               $(2,845,567)
                                                          ============

NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements are presented on the basis that the Companies are going concerns. Going concern contemplates the realization of assets and the satisfication of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $322,677 and $541,714 in 1998 and 1997, respectively, and as of December 31, 1998, the Company has an accumulated deficit of $3,168,244, a deficit in stockholders' equity of $257,926 and current liabilities exceed current assets by $281,688.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 10 - YEAR 2000

The Company believes that it has identified each of its computer systems that will require modifications to enable it to perform satisfactorily on and after January 1, 2000. The financial impact of making such modifications to the Company's systems is not expected to be material to the Company's consolidated financial position or results of operations. In addition, the Company is currently corresponding with vendors that provide products and systems to the Company in order to determine if such products and systems will be required to be upgraded or replaced. Although management believes the Company has an adequate program in place to address the year 2000 issue, the costs of upgrades to, or replacements of, its purchased products or systems has not been determined and there can be no assurance that the program will ultimately be successful.

                                                                             F31

                          QUADRATECH, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1997


NOTE 11 - SUBSEQUENT EVENT

The Company is negotiating a merger. The terms has not been determined yet. The merged entity will be the Company and the other company will acquire 51% of the outstanding shares of common stock of the Company.

                                                                             F32