Form 10QSB
period 1999-09-30
QUADRATECH INC \NV\
filed 2000-02-15
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1999, there were outstanding 36,513,301 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item I.      Financial Statements

See Financial Statements presented below.



Item II.     Management's Discussion and Analysis or Plan of Operation

Results of Operation.

         For the quarter ended September 30, 1999, the Company had continued to focus on marketing its oil absorbent products.

         The Company has continued to maintain its reduced selling, general and administrative costs decreased substantially as a result of a reduction in personnel and decreased marketing costs associated with the sale of products to its customers. The Company, in the fourth quarter, will relocate the office and warehouse facilities for additional savings.

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

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information.

         (a) As of April 1, 1999, the Company entered into a Plan and Agreement of Reorganization with Accu Chem Conversion, Inc., a California corporation and its shareholders. See Item 6 below. This was completed as of October 1, 1999.

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


Dated: October 26, 1999                     QUADRATECH, INC.
                                            (Company)

                                             By: /s/ Craig G. Robitaille
                                                 --------------------------
                                                 Craig G. Robitaille,
                                                 President

                         QUADRATECH, INC. and PROPOSED
                                   SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                      QUDT           ACCUCHEM       CONSOLIDATED
ASSETS                                           SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                      1999             1999             1999
Current Assets

Cash                                            $      1,738      $     56,281      $     58,019
Accounts Receivable                             $      4,418      $    424,092      $    428,510
Employee Advances                               $          -      $      7,060      $      7,060
Inventories                                     $      3,838      $    137,752      $    141,590
Prepayments                                     $          -      $    118,095      $    118,095
                                                -------------     -------------     -------------
Total Current Assets                            $      9,994      $    743,280      $    753,274
                                                -------------     -------------     -------------

Property & Equipment

Furniture & Equipment                           $     86,871      $     12,732      $     99,603
Terminal Equipment & Plant Machinery            $     66,900      $    223,223      $    290,123
Automotive Equipment                            $      8,818      $    530,295      $    539,113
Leasehold Improvements                          $          -      $    282,383      $    282,383
                                                -------------     -------------     -------------

                                                $    162,589      $  1,048,633      $  1,211,222
Less: Accumulated Depreciation                  $   (123,666)     $   (373,246)     $   (496,912)
                                                -------------     -------------     -------------
Total Property & Equipment                      $     38,923      $    675,387      $    714,310
                                                -------------     -------------     -------------

Other Assets
Reimbursable Charges                            $          -      $     11,385      $     11,385
Organizational Costs                            $          -      $        315      $        315
Patents, Marks & Copyrights, net of
accumulated amortization of $3,545
and $2,878 respectively                         $     12,470                        $     12,470
Deposits                                        $      6,825      $     22,332      $     29,157
                                                -------------     -------------     -------------
Total Other Assets                              $     19,295      $     34,032      $     53,327
                                                -------------     -------------     -------------
TOTAL ASSETS                                    $     68,212      $  1,452,699      $  1,520,911
                                                =============     =============     =============

                 See Accompanying Notes and Accountant's Report

                    QUADRATECH, INC. and PROPOSED SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                             CONSOLIDATED PRO FORMA
                 LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)


                                                      QUDT           ACCUCHEM       CONSOLIDATED
ASSETS                                           SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                      1999             1999             1999

Current Liabilities
  Accounts Payable                              $      1,350      $    214,313      $    215,663
  Accrued Expenses                              $        393      $    237,217      $    237,610
  Notes Payable, Current Portion                $    158,500      $    224,464      $    382,964
  Income Tax Payable                            $          -      $     83,269      $     83,269
  Deferred Income Tax Payable                   $          -      $     23,082      $     23,082
                                                -------------     -------------     -------------
     Total Current Liabilities                  $    160,243      $    782,345      $    942,588

Long Term Liabilities
  Long Term Debt                                $     51,500      $    412,642      $    464,142
                                                -------------     -------------     -------------
     Total Liabilities                          $    211,743      $  1,194,987      $  1,406,730
                                                -------------     -------------     -------------

Stockholders' Equity (Deficit)
  Common Stock, $.001 par value, 50,000,000
    shares authorized; 21,513,301 shares
    issued and outstanding in 1999, and
    18,611,228 shares in 1998                   $     21,513      $     18,000      $     39,513
  Paid in Capital                               $  3,239,245      $     16,000      $  3,255,245
Accumulated (Deficit)/Retained Earnings         $ (3,404,289)     $    223,712      $ (3,180,577)
                                                -------------     -------------     -------------
     Total Stockholders' Equity (Deficit)       $   (143,531)     $    257,712      $    114,181
                                                -------------     -------------     -------------
TOTAL LIAB. AND STOCKHOLDERS EQUITY             $     68,212      $  1,452,699      $  1,520,911
                                                =============     =============     ==============


                 See Accompanying Notes and Accountants Report

                    QUADRATECH, INC. and PROPOSED SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS and ACCUMULATED DEFICIT
                                  (UNAUDITED)


                                            QUADRATECH          ACCU CHEM           CONSOLIDATED AT
                                            Nine Months ending Sept. 30, 1999          9/30/1999
                                           ----------------------------------        -------------
SALES                                      $     41,932         $  2,327,387         $  2,369,319
Less Discounts Taken                       $          -         $     (3,012)        $     (3,012)
                                           -------------        -------------        -------------
NET SALES                                  $     41,932         $  2,324,375         $  2,366,307

COST OF SALES - Sch A                      $     36,269         $    329,949         $    366,218

GROSS PROFIT                               $      5,663         $  1,994,426         $  2,000,089

Operating Expenses - Sch B                 $    143,098         $  1,559,305         $  1,702,403

Income  (Loss) from Operations             $   (137,435)        $    435,121         $    297,686

Other Income (Expenses)
   Interest Income                         $          -         $         92         $         92
   Rental Income                           $          -         $     50,800         $     50,800
   Other Income                            $     10,273         $          -         $     10,273
   Gain on disposal of Assets                         -                              $          -
   Depreciation and Amortization           $    (18,883)        $    (78,055)        $    (96,938)
   Interest Expense                        $     (3,763)        $    (41,079)        $    (44,842)
   Payroll Tax Prior Years                 $          -         $    (30,155)        $    (30,155)
   Penalties & Late Charges                $     (2,058)        $          -         $     (2,058)
   Sales Tax - Prior Years                 $     (2,000)        $          -         $     (2,000)
   Officers Life Insurance                 $     (2,939)        $          -         $     (2,939)
   Officers Salaries                       $    (10,000)        $   (105,798)        $   (115,798)
   Officers Salaries - Back Pay            $    (68,440)        $          -         $    (68,440)
                                           -------------        -------------        -------------
     Total Other Income (Expense)          $    (97,810)        $   (204,195)        $   (302,005)
                                           -------------        -------------        -------------
PROFIT or (LOSS) BEFORE TAXES              $   (235,245)        $    230,926         $     (4,319)

Provision for Income Taxes                 $        800         $       (800)        $     (1,600)
                                           -------------        -------------        -------------
Net Income  (Loss)                         $   (236,045)        $    230,126         $     (5,919)
                                           =============        =============        =============

Retained Earnings or (Deficit)
   Beginning Balance                       $ (3,168,244)        $     78,559         $ (3,089,685)
   Prior Year Adjustment                   $          -         $          -         $          -
                                           -------------        -------------        -------------
   Ending Balance                          $ (3,404,289)        $    223,712         $ (3,180,577)
                                           =============        =============        =============

Profit or (Loss) per share                 $    (0.0114)        $      24.192                 DNA

Weighted Average Shares                      20,642,679                 6,000                 DNA
   Outstanding

                 See Accompanying Notes and Accountant's Report

               QUADRATECH, INC. and PROPOSED SUBSIDIARY PRO FORMA
         CONSOLIDATED STATEMENTS OF OPERATIONS and ACCUMULATED DEFICIT
                                  (UNAUDITED)

NOTE: BELOW REFLECTED SCHEDULE REFLECTS BENEFICIAL INCOME TAX RESULTS FROM ACQUISION POSITION AFTER NINE MONTHS OF OPERATIONS.

                                            QUADRATECH          ACCU CHEM      CONSOLIDATED AT
                                          Nine Months ending Sept. 30, 1999      9/30/1999
                                           -------------------------------     -------------
SALES                                      $     41,932      $  2,327,387      $  2,369,319
Less Discounts Taken                       $          -      $     (3,012)     $     (3,012)
                                           -------------     -------------     -------------
NET SALES                                  $     41,932      $  2,324,375      $  2,366,307

COST OF SALES - Sch A                      $     36,269      $    329,949      $    366,218
                                           -------------     -------------     -------------
GROSS PROFIT                               $      5,663      $  1,994,426      $  2,000,089

Operating Expenses - Sch B                 $    143,098      $  1,559,305      $  1,702,403
                                           -------------     -------------     -------------
Income  (Loss) from Operations             $   (137,435)     $    435,121      $    297,686
                                           -------------     -------------     -------------

     Total Other Income (Expense)          $    (97,810)     $   (204,195)     $   (302,005)
                                           -------------     -------------     -------------
PROFIT or (LOSS) BEFORE TAXES                  (235,245)     $    230,926      $     (4,319)

Provision for Income Taxes                 $        800      $        800      $      1,600
                                           -------------     -------------     -------------
Net Income  (Loss)                         $   (236,045)     $    231,726      $     (2,719)
                                           =============     =============     =============

Retained Earnings or (Deficit)
   Beginning Balance                       $ (3,168,244)     $     78,559      $ (3,089,685)
   Prior Year Adjustment                   $          -      $          -      $          -
                                           -------------     -------------     -------------
   Ending Balance                          $ (3,404,289)     $    310,285      $ (3,094,004)
                                           =============     =============     =============

Profit or (Loss) per share                 $    (0.0114)     $     51.714               DNA

Weighted Average Shares                      20,642,679             6,000               DNA
   Outstanding


                 See Accompanying Notes and Accountant's Report

                        QUADRATECH, INC. and SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1999           1998

Current Assets

Cash                                                      1,738          12,261
Accounts Receivable                                       4,418          36,528
Inventories                                               3,838           3,838
                                                   -------------   -------------
Total Current Assets                                      9,994          52,627
                                                   -------------   -------------

Property & Equipment

Furniture & Equipment                                    86,871          84,502
Plant & Machinery                                        66,900          66,900
Motor Vehicles                                            8,818           8,818
                                                   -------------   -------------
                                                        162,589         160,220
Less: Accumulated Depreciation                         (123,666)       (105,450)
                                                   -------------   -------------
Total Property & Equipment                               38,923          54,770
                                                   -------------   -------------

Other Assets

Patents, Marks & Copyrights, net of
accumulated amortization of $3,545
and $2,878 respectively                                  12,470          12,667
Deposits                                                  6,825           6,825
                                                   -------------   -------------
Total Other Assets                                       19,295          19,492
                                                   -------------   -------------
TOTAL ASSETS                                             68,212         126,889
                                                   =============   =============

                 See Accompanying Notes and Accountant's Report

                        QUADRATECH, INC. and SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                 LIABILITIES and STOCKHOLDERS' EQUITY (DEFICIT)

                                                   September 30,    December 31,
                                                       1999            1998

Current Liabilities
   Accounts Payable                                $      1,350    $     14,248
   Accrued Expenses                                $        393    $      3,567
   Notes Payable, Current Portion                  $    158,500    $    316,500
                                                   -------------   -------------
      Total Current Liabilities                    $    160,243    $    334,315

Long Term Liabilities
   Long Term Debt                                  $     51,500    $     50,500
                                                   -------------   -------------
      Total Liabilities                            $    211,743    $    384,815
                                                   -------------   -------------
Stockholders' Equity (Deficit)
   Common Stock, $.001 par value, 50,000,000
      shares authorized; 21,513,301 shares
      issued and outstanding in 1999, and
      18,611,228 shares in 1998                    $     21,513    $     18,611
   Paid in Capital                                 $  3,239,245    $  2,891,707
   Accumulated Deficit                             $ (3,404,289)   $ (3,168,244)
                                                   -------------   -------------
      Total Stockholders' Equity (Deficit)         $   (143,531)   $   (257,926)
                                                   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY          $     68,212    $    126,889
                                                   =============   =============

                         QUADRATECH, INC and SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS and ACCUMULATED DEFICIT
                                  (UNAUDITED)


                                          Three Months ending               Nine Months ending
                                             September 30,                     September 30,
                                                  1999            1998            1999             1998

SALES                                        $      5,979    $     18,330      $     41,932    $     46,557
Less Discounts Taken                         $          -    $        777      $          -    $       (130)
                                             -------------   -------------     -------------   -------------
NET SALES                                    $      5,979    $     19,107      $     41,932    $     46,427

COST OF SALES - Sch A                        $      5,874    $     12,509      $     36,269    $     38,272
                                             -------------   -------------     -------------   -------------
GROSS PROFIT                                 $        105    $      6,598      $      5,663    $      8,155

Operating Expenses - Sch B                   $     39,244    $     87,704      $    143,098    $    209,053
                                             -------------   -------------     -------------   -------------
Income  (Loss) from Operations               $    (39,139)   $    (81,106)     $   (137,435)   $   (200,898)

Other Income (Expenses)
   Interest Income                           $          -    $          -      $          -    $         32
   Other Income                              $          -    $        242      $     10,273    $        289
   Gain on disposal of Assets                $          -    $      1,088      $          -    $      1,088
   Depreciation and Amortization             $     (6,312)   $     (6,882)     $    (18,883)   $    (21,498)
   Interest Expense                          $     (1,250)   $     (2,941)     $     (3,763)   $    (14,856)
   Penalties & Late Charges                  $          -    $       (152)     $     (2,058)   $       (210)
   Sales Tax - Prior Years                   $          -    $          -      $     (2,000)   $          -
   Officers Life Insurance                   $     (1,469)   $          -      $     (2,939)   $          -
   Officers Salaries                         $          -    $     (5,500)     $    (10,000)   $    (21,750)
   Officers Salaries - Back Pay              $          -    $          -      $    (68,440)   $          -
                                             -------------   -------------     -------------   -------------
     Total Other Income (Expense)            $     (9,031)   $    (14,145)     $    (97,810)   $    (56,905)
                                             -------------   -------------     -------------   -------------
NET (LOSS) BEFORE TAXES                      $    (48,170)   $    (95,251)     $   (235,245)   $   (257,803)

Provision for Income Taxes                   $          -    $          -      $        800    $        800
                                             -------------   -------------     -------------   -------------
Net Income  (Loss)                           $    (48,170)   $    (95,251)     $    (236,045)  $   (258,603)
                                             =============   =============     =============   =============

ACCUMULATED DEFICIT
   Beginning Balance                         $ (3,356,119)   $ (3,015,153)     $ (3,168,244)   $ (2,850,622)
   Prior Year Adjustment                     $          -    $      6,937      $          -    $      5,758
                                             -------------   -------------     -------------   -------------
   Ending Balance                            $ (3,404,289)   $ (3,103,467)     $ (3,404,289)   $ (3,103,467)
                                             -------------   -------------     -------------   -------------
Loss per share - Primary                     $    (0.0022)   $    (0.0051)     $    (0.0114)   $    (0.0156)

Weighted Average Shares                        21,513,301      18,611,228        20,642,679      16,541,964
   Outstanding

                 See Accompanying Notes and Accountant's Report

                        QUADRATECH, INC. and SUBSIDIARY
                                 COST OF SALES
                                  (UNAUDITED)


                                                                         Schedule A

                                           Three Months Ending       Nine Months Ending
                                              September 30,             September 30,
COST OF SALES                               1999        1998           1999       1998
                                          ---------   ---------     ---------   ---------
Beginning Inventory                       $  3,838    $  3,838      $  3,838    $  3,838
Purchases                                 $    779    $  4,818      $  9,948    $ 14,138
Production Labor                          $  4,301    $  7,548      $ 21,588    $ 23,070
Warehouse Supplies                        $    794    $    143      $  4,733    $  1,064
                                          ---------   ---------     ---------   ---------
Less Ending Inventory                     $ (3,838)   $ (3,838)     $ (3,838)   $ (3,838)
                                          ---------   ---------     ---------   ---------
Total Cost of Sales                       $  5,874    $ 12,509      $ 36,269    $ 38,272
                                          =========   =========     =========   =========



                 See Accompanying Notes and Accountant's Report

                        QUADRATECH, INC. and SUBSIDIARY
                               OPERATING EXPENSES
                                  (UNAUDITED)


                                                                              Schedule B

                                                       Three Months Ending                  Nine Months Ending
                                                          September 30,                        September 30,
OPERATING EXPENSES                                      1999        1998                     1999        1998
                                                      ---------   ---------                ---------   ---------
Accounting                                            $    900    $  3,575                 $ 11,150    $ 21,015
Advertising                                           $      -    $    404                 $    480    $  2,004
Bad Debts                                             $    159    $      -                 $    159
Bank and Finance Charges                              $     31    $    438                 $    197    $  1,413
Car Allowance and Expenses                            $  1,649    $  2,380                 $  6,079    $  8,505
Commissions                                           $  3,900    $  2,520                 $  6,400    $  5,140
Consulting Fees                                       $ 13,000    $ 44,668                 $ 36,000    $ 67,618
Contributions                                         $     25    $      -                 $     25    $      -
Customer and Public Relations                         $      -    $      -                 $      -    $     11
Directors Meetings                                    $    159    $     70                 $    214    $    630
Dues and Subscriptions                                $      -    $      -                 $    100    $    245
Entertainment                                         $    592    $    466                 $  2,039    $  1,576
Equipment Rental                                      $     77    $    104                 $    154    $    265
Freight and Postage                                   $     73    $    187                 $    504    $    321
Insurance                                             $  6,127    $  7,314                 $ 16,708    $ 16,416
Legal and Professional                                $  2,114    $  7,212                 $  6,417    $ 11,750
Legal Settlement                                      $      -    $      -                 $  5,136    $      -
Licenses and Permits                                  $      -    $     55                 $     95    $    420
Maintenance                                           $    105    $    880                 $    810    $  3,246
Office Supplies                                       $    713    $    311                 $  2,150    $  2,417
Other Expenses                                        $      -    $     98                 $     37    $    584
Outside Services                                      $      -    $ (1,004)                $    320    $  1,506
Parking                                               $     94    $     22                 $    236    $     22
Payroll Taxes                                         $    756    $  1,553                 $  5,613    $  6,654
Printing and Reproduction                             $      -    $     34                 $      -    $    157
Rent                                                  $      -    $  2,184                 $  2,912    $  7,168
Research and Development                              $      -    $      -                 $      -    $    600
Salaries and Wages                                    $  4,320    $  5,760                 $ 18,820    $ 22,552
Selling Expenses                                      $      -    $    353                 $      -    $    443
Shipping                                              $    350    $   (283)                $  3,093    $  2,048
Supplies                                              $      -    $      -                 $     89    $     97
Taxes - Property                                      $  1,010    $  1,079                 $  2,488    $  2,523
Telephone                                             $  1,547    $  3,895                 $  7,363    $ 11,879
Trade Shows                                           $      -    $  1,251                 $     57    $  3,063
Travel                                                $    427    $  1,110                 $  4,450    $  3,415
Utilities                                             $  1,116    $  1,068                 $  2,803    $  3,350
                                                      ---------   ---------                ---------   ---------
      TOTAL OPERATING EXPENSES                        $ 39,244    $ 87,704                 $143,098    $209,053
                                                      =========   =========                =========   =========

                 See Accompanying Notes and Accountant's Report

                           ACCU CHEM CONVERSION, INC.
                                 BALANCE SHEET
                               September 30, 1999
                                  (Unaudited)

ASSETS


Current Assets

Cash                                                                $    56,281
Accounts Receivable                                                     424,092
Employee Advances                                                         7,060
Inventories                                                             137,752
Prepayments                                                             118,095
                                                                    ------------

Total Current Assets                                                    743,280
                                                                    ------------


Property & Equipment

Furniture & Equipment                                                    12,732
Terminal Equipment & Plant Machinery                                    223,223
Automotive Equipment                                                    530,295
Leasehold Improvements                                                  282,383
                                                                    ------------


                                                                      1,048,633
Less: Accumulated Depreciation                                         (373,246)
                                                                    ------------

Total Property & Equipment                                              675,387
                                                                    ------------


Other Assets
Reimbursable Charges                                                     11,385
Organizational Costs                                                        315
Patents, Marks & Copyrights, net of
accumulated amortization of $3,545
and $2,878 respectively
Deposits                                                                 22,332
                                                                    ------------

Total Other Assets                                                       34,032
                                                                    ------------

TOTAL ASSETS                                                        $ 1,452,699
                                                                    ============


                 See Accompanying Notes and Accountant's Report

                           ACCU CHEM CONVERSION, INC.
                                 BALANCE SHEET
                               September 30, 1999
                                  (Unaudited)
                       LIABILITIES AND STOCKHOLDERS EQUITY



Current Liabilities
   Accounts Payable                                                 $   214,313
   Accrued Expenses                                                     237,217
   Notes Payable, Current Portion                                       224,464
   Income Tax Payable                                                    83,269
   Deferred Income Tax Payable                                           23,082
                                                                    ------------

      Total Current Liabilities                                         782,345

Long Term Liabilities
   Long Term Debt                                                       412,642
                                                                    ------------

      Total Liabilities                                               1,194,987
                                                                    ------------

Stockholders' Equity
   Common Stock, $3 stated value, 1,000,000
   shares authorized, 6,000 issued and outstanding                       18,000
   Paid in Capital                                                       16,000
Accumulated (Deficit) / Retained Earnings                               223,712
                                                                    ------------

      Total Stockholders' Equity (Deficit)                              257,712
                                                                    ------------

TOTAL LIAB. AND STOCKHOLDERS EQUITY                                 $ 1,452,699
                                                                    ============


                 See Accompanying Notes and Accountant's Report

                           ACCU CHEM CONVERSION, INC.
                   STATEMENT OF INCOME AND RETAINED EARNINGS
              For Three and Nine Months Ending September 30, 1999
                                  (UNAUDITED)

                                               Three Months
                                                   ending            Year To
                                               Sept. 30, 1999          Date
                                               --------------     --------------

SALES                                          $     902,300      $   2,327,387
Less Discounts Taken                                    (510)            (3,012)
                                               --------------     --------------

NET SALES                                            901,790          2,324,375

COST OF SALES - Sch A                                 77,515            329,949
                                               --------------     --------------

GROSS PROFIT                                         824,275          1,994,426

Operating Expenses - Sch B                           606,966          1,559,305
                                               --------------     --------------

Income from Operations                               217,309            435,121
                                               --------------     --------------

Other Income (Expenses)
   Interest Income                                        10                 92
   Rental Income                                      17,300             50,800
   Depreciation and Amortization                     (27,020)           (78,055)
   Interest Expense                                  (14,107)           (41,079)
   Payroll Tax Prior Years                           (30,155)           (30,155)
   Officers Salaries                                 (41,188)          (105,798)
                                               --------------     --------------

     Total Other Income (Expense)                    (95,160)          (204,195)
                                               --------------     --------------

PROFIT or (LOSS) BEFORE TAXES                        122,149            230,926

Provision for Income Taxes                            45,866             85,773
                                               --------------     --------------

Net Income (Loss)                                     76,283            145,153
                                               ==============     ==============

Retained Earnings
   Beginning Balance                                 147,429             78,559
                                               --------------     --------------

   Ending Balance                              $     223,712      $     223,712
                                               ==============     ==============

Profit or (Loss) per share                     $     12.7133      $      24.192

Total Shares Outstanding                               6,000              6,000



                 See Accompanying Notes and Accountant's Report

                           ACCU CHEM CONVERSION, INC.
                               OPERATING EXPENSES
              For Three and Nine Months Ending September 30, 1999
                                  (Unaudited)

                                   SCHEDULE B

                                              Three Months
                                                 ending              Year To
                                             Sept. 30, 1999            Date
                                             --------------       --------------
OPERATING EXPENSES
 Advertising                                 $           -        $         400
 Auto and Truck                                     67,880              138,568
 Bad Debts                                               -                  250
 Commissions                                             -                6,173
 DMV Fees                                            8,398               23,910
 Freight                                             1,586                9,106
 Fuel                                               29,892               65,375
 Insurance                                          39,342              128,900
 Legal and Professional                              5,340               16,131
 Licenses and Permits                                  889                2,162
 Office Supplies                                     6,239               14,459
 Owner Operators                                   129,857              252,056
 Postage                                               271                  392
 Rent                                               50,287              137,922
 Repair and Maintenance                              3,350               38,909
 Safety                                                150                2,893
 Salaries and Wages                                178,375              476,124
 Sales Promotion                                       750                2,326
 Supplies and Tools                                  2,206                3,464
 Taxes - Payroll                                    17,373               52,176
 Taxes - Property                                      454                  907
 Telephone                                           8,660               23,894
 Terminal Operations                                27,496               74,242
 Tires Expense                                      12,350               35,830
 Travel                                              3,392                7,743
 Utilities                                          12,399               43,835
 Weight Fees                                            30                1,158
                                             --------------       --------------

Total Operating Expenses                     $     606,966        $   1,559,305
                                             ==============       ==============

                 See Accompanying Notes and Accountant's Report

                           ACCU CHEM CONVERSION, INC.
                            STATEMENT OF CASH FLOWS
              For Three and Nine Months Ending September 30, 1999
                                  (Unaudited)

                                                Three Months
                                                   ending            Year To
                                               Sept. 30, 1999          Date
                                               --------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net Income                                    $      76,283      $     145,153
 Adjustments to reconcile net loss to net
 cash provided by operating activities
 Depreciation and Amortization                        27,020             78,055
 (Increase) Decrease in:                               8,398             23,910
   Accounts Receivable                               (45,171)           (81,022)
   Employee Advance                                      497             (2,038)
   Inventory                                          (5,133)             3,912
   Prepaid Expenses                                   42,335            (20,523)
   Reimbursable Charges                                    -            (11,385)
   Deposits                                           (8,450)           (17,032)
 Increase (Decrease) in:
   Accounts Payable                                  (21,239)          (131,563)
   Accrued Expenses                                  (12,644)            73,525
   Income Tax Payable                                 45,866             83,269
                                               --------------     --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES             99,364            120,352
                                               --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                               (44,767)          (144,165)
                                               --------------     --------------

NET CASH USED BY INVESTING ACTIVITIES                (44,767)          (144,165)
                                               --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds from (Payments to) Notes
 Payable                                              (1,810)            82,190
                                               --------------     --------------

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                            (1,810)            82,190
                                               --------------     --------------

NET INCREASE (DECREASE) IN CASH                       52,787             58,377

BEGINNING OF PERIOD                                    3,494             (2,096)
                                               --------------     --------------

END OF PERIOD                                  $      56,281      $      56,281
                                               ==============     ==============

SUPPLEMENTAL DISCLOSURES:
 Cash Paid During the Period for:
  Interest                                     $      10,531      $      31,854
                                               ==============     ==============
  Income Tax                                   $           -      $       2,504
                                               ==============     ==============


                 See Accompanying Notes and Accountant's Report

                           ACCU CHEM CONVERSION, INC.
                       STATEMENT OF CASH FLOWS (Continued)
               For Three and Nine Months ended September 30, 1999
                                  (unaudited),


SUPPLEMENTAL DISCLOSURES (Continued)

  Noncash investing and financing activities:

     The Company converted a note payable of $25,000 into 1,666 2/3 shares of common stock.

     A note payable of $19,919 is accrued for the purchase of equipment.




see accompanying notes and accountant's report

                           ACCU CHEM CONVERSION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of ACCU Chem Conversion, Inc. (the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions an of September 30, 1999, and the results of operations and cash flows for the three months and nine months then ended. Interim results are not necessarily indicative of results for a full year.

Use of estimates

The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of September 30, 1999, there were no cash equivalents.

The Company prepares its statement of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No. 95.

Revenue Recognition

Revenue from sales in recognized when products are shipped.

Accounts Receivable

The Company has not established an allowance for doubtful accounts and does not use reserve method for recognizing bad debts. Bad debts are treated as direct write-offs in the period management determines that collection is not probable. Bad debt expense for three and nine months ended September 30, 1999 was $0 and $250, respectively.

Inventory

Inventory is stated at cost with cost determined by the gross profit margin method.

                           ACCU CHEM CONVERSION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is completed on the straight-line and accelerated methods based on the estimated useful lives of the assets. Depreciation expense for three and nine months ended September 30, 1999 was $27,020 and $78,055, respectively.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109.

NOTE 2 - NOTES PAYABLE

As of September 30, 1999, Notes Payable consist of the following:

a.)      Operating line of credit from Bank of
         America due annually, with interest at
         bank reference rate plus 2.35% points
         with a maximum amount of $85,000,
         secured by all Company assets                                 $ 85,000

b.)      Payable to a related party, monthly
         payment of $444.89, including interest
         at 12% per annum, secured by all
         Company assets                                                   6,645

c.)      Payable to Holtrachem, monthly payment
         of $506.19, including interest at 8%
         per annum, due October, 2000, secured
         by automotive equipment                                         26,869

d.)      Payable to Bank of America, monthly
         payments of $5,395.00, including interest
         at 9% per annum, due March 2004, secured
         by all Company assets                                          243,214

e.)      Payable to a related party, interest
         at 7% per annum, due December 31, 2008
         secured by all Company assets                                  172,203

                           ACCU CHEM CONVERSION, INC.
                         NOTES TO FINANCIAL STATEMENTS:
                                   (Unaudited)


NOTE 2 - NOTES PAYABLE (Continued)

f.)      Payable to a stockholder, interest
            at 10% per annum, due on demand,
            secured by all Company assets                                 9,400

g.)      Payable to a stockholder, interest
            at 10% per annum, due on demand,
            secured by all Company assets                                20,996

h.)      Payable to a related party, no
            interest accrued, due on demand                              41,000

i.)      Payable to a Vendor, commencing
            October 1, 2000, secured by equipment                        19,919

j.)      Payable to a stockholder, interest
            at 10% per annum, due on demand, unsecured                    9,700
                                                                      ----------
                                                                      $ 637,106
Less current maturities                                                (224,464)

Long-term debt, net                                                   $ 412,642
                                                                      ----------

Maturities on notes payable are as follows:

         December 31,
         ------------
            1999                                        $191,564
            2000                                          70,950
            2001                                          50,441
            2002                                          55,172
            2003 and over                                268,979
                                                        ---------
                                                        $637,106
                                                        =========

NOTE 3 - INCOME TAXES

As of September 30, 1999, income tax provision is comprised of the following:

                   Federal Tax                           $  65,337
                   State Tax                                20,436
                                                         ----------
                                                         $  85,773

Deferred income taxes are provided on temporary difference between book and tax income, arising primarily from the recognition of contingency loss. (See Note 5)

                           ACCU CHEM CONVERSION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3   INCOME TAXES (Continued)

The Company has a Federal not operating loss carryforward of $66,807 which will expire in 2017.


NOTE 4 - RELATED PARTY TRANSACTION$

As described in Note 2, the Company had various unsecured borrowings from the stockholders and various related parties.


NOTE 5 - CONTINGENCIES AND COMMITMENTS

Employment Agreements

The Company has five-year employment agreements with two officers that provide for aggregate annual compensation of $141,600 for the first three years, and $173,600 for the final two years. The agreements expire on February 28, 2011, with an option to extend the agreements by two(2) additional five-year periods. Under the agreements, the officers are entitled to an annual bonus of six percent (6%) of the gross profits when the Company's gross sales exceed $2.8 million annually. In addition, each officer will receive car allowance of $600 per month. The agreements may be terminated by the Company or the officers with notice 60 days prior to any expiration date.

Litigation

In November 1997, the Company involved in a pending litigation of a traffic accident by its driver and a third party. The Company was sued for a punitive damage of $150,000. The ultimate resolution of this litigation in not ascertainable at this time. No provision has been made in the financial statements related to this claim. However, the Company had accrued the lose in the 1997 income tax return; as a result, deferred income tax is provided for the difference. (See Note 3)

In September 1999, the litigation was settled. The total amount paid was $37,500, which will be borne by the Insurance carrier. The Company will adjust the $150,000 contingency loss in the year end tax return.

                           ACCU CHEM CONVERSION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - CONTINGENCIES AND COMMITMENTS (Continued)

Lease Commitments

a.) The Company leases office and terminal facilities for $4,000 per month from a related party, on a month-to-mouth basis. The Company is negotiating for a five-year lease term.

b.) The Company also leases a warehouse & rail spur sites for the sum of $6,000 per month, on a month-to-month basis. The Company subleases its warehouse for $5,500 per month. Rental income for three and nine months ended September 30, 1999 was $17,300 and $50,800, respectively. The shareholders have purchased the facility and will lease back to the Company.

c.) In addition, the Company leases another rail facility and office space for the greater of $4,000 per mouth or the product of $1.25 multiplied by its shipped weights in excess of 4,000 tons, under a non-cancelable operating lease for five years. The lease will expire in March, 2000. The Company is negotiating another five-year lease term.

Total rent expense for three and nine months ended September 30, 1999 was $50,287 and $137,922, respectively.

Minimum rental payments as of September 30, l999 are as follows:

                  1999                        $ 12,000
                  2000                          12,000
                                              ---------
                                              $ 24,000
                                              ---------

Payroll Tax Liability

The officers of the Company negotiated the prior years' payroll tax assessment with IRS. As of September 1999, the Company had paid $30,l55 which flow through the operations.

NOTE 6 - YEAR 2000

The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other electronic equipment that may adversely affect the Company's operations as early as fiscal year 1999.

The Company had assessed its various types of electronic equipment and does not believe the Year 2000 issue will pose significant operational problems.

                           ACCU CHEM CONVERSION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 7 - PLAN OF REORGANIZATION

On April 1, 1999, the Company entered into a plan of reorganization agreement with Quadratech, Inc. (a Nevada public corporation). The agreement provided that the company will sell 83.33% shares of its outstanding and issued common stock in exchange for 15,000,000 shares of common stock of Quadratech, Inc. This transaction will be accounted for as a purchase, and accordingly, the purchase price was allocated to the net assets acquired base on their net book values and the excess cost over the net assets acquired will be recorded as goodwill. Reorganization was finalized on October 1, 1999.