Form 10KSB
period 1999-12-31
QUADRATECH INC \NV\
filed 2000-05-15
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the fiscal year ended December 31, 1999

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the transition period from to

                        Commission file number 000-26856


                                QUADRATECH, INC.
                 (Name of small business issuer in its charter)

            Nevada                                      95-4396848
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  11401 Valley Blvd Suite 200A
      El Monte, California                                91731
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number (626) 401-2700


Securities registered under Section 12(b) of the Exchange Act:

                                      None


Securities registered under Section 12(g) of the Exchange Act:

                               $0.001 Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 31, 1999, 36,513,301 shares of the Registrant's Common Stock, $0.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $2,808,606.30 computed at the closing price on that date.

The registrant's revenue for the December 31, 1999 fiscal year was $3,341,480.

                                TABLE OF CONTENTS


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

Business of the Company.

        The Company's business units are divided into two (2) areas, the development and manufacturer of environmental absorbents and the supply of third-party logistics (3PL).

        The development of environmental absorbent products consists of identifying and evaluating potential products and if the evaluation proves favorable, obtaining all of the requisite components required to complete manufacture of the product, including financing and any government approvals.

        3PL services is the information gathering, order coordination, order processing, supply of transportation equipment and completion of supply, via physical delivery of durable and non- durable goods. The Company performs administrative duties at its headquarters in El Monte, CA, with the corresponding transportation services provided in three (3) western states; California, Nevada, and Arizona from two terminals located in California, one
(1) in City of Industry and one (1) in Calipatria.

The Industry.

        The manufacture of a product used for the clean-up of hazardous spills of oil and oil-based petrochemicals was the initial market sought by the Company. An oil absorbent material is used to absorb the spilled oil. The oil can be removed from the absorbent material and returned or recycled in accordance with all applicable Federal, State and local laws.

        Total Cradle-to-Grave remediation of the product by removing hazardous waste from the customers operations, then recycling or disposing of the used absorbent and waste products into government approved products or services, provides a significant advantage to our customers. The hazardous material industry is growing very rapidly, sparked by increased governmental regulations concerning disposal of these types of materials. Quadratech is currently emphasizing the value of their products and services to those commercial and governmental agencies which are concentrating their attentions on environmentally safe products which are non-toxic, therefore justify our total redemption capability.

        As of the date hereof, the Company has focused attention on providing absorbent products for four separate markets: oil and acid absorbents, agricultural applications and pet litter. Each product line has its own market. The oil and acid absorbent material is sold in the hazardous material market; the agricultural market applies to several applications, i.e. egg washing, animal bedding material, and effluent management; the pet litter is a grocery and catalog item which has the unique capability of being flushed down the toilets while providing odor removal and significant absorbent qualities.

I.  Products.

         A. Oil Absorbent Materials and Alternative-Energy Products. The Company obtained by assignment from Ed V. Lunenschloss U.S. Patent No.5,248,391 issued on September 28, 1993 for its oil absorbent material and currently has the rights/an unrestricted license as an oil-spill cleanup agent, in accordance with Title 23, Division 3, Chapter 10, of the California Code of Regulations. The Company believes that there are other licensed competitors whose products may be used on a restricted basis, i.e., their products, unlike the Company's cannot be deployed or used in free form in open waterways. Further, such absorbent products are classified as a renewable energy source.

         B. Floor sweeps. The company's floor sweep products absorb and retrieve spilled oil and waste water from airplanes (jet fuel), gasoline stations (gas and diesel), machine shops, barge floors, repair shops and caustic acids, such as battery electrolytes, chromium acid and sulfuric acid.

         C. Pet Litter. Flush it (TM) Pet Litter, made from recycled paper, primarily for the feline market, is more absorbent than clay, silica, and diatomaceous earth. It can be flushed down the toilet, and it helps in cleaning sludge build-up, with its oil and grease absorbency. It is deemed by the Company to be environmentally friendly, biodegradable, with excellent odor control and minimum tracking. Stable Mate, made from recycled paper, is a biodegradable, odor controllable absorbent utilized primarily for horse bedding or other animal uses. The Company's initial testing of the product indicates that it has no adverse health impact on animals. The Company has commenced marketing this product directly to horse owners and to entities who board, either permanently or temporarily (horse racing tracks) and/or transfer animals and to distributors.

         D. B4tk Disinfecting Sanitizer. B4tk is a bacteria and virus killing product, applicable to agricultural animals, that is sprayed in the animal stalls, pens and on animal bedding.

         E. Acid Absorbent. A battery acid floor sweep-absorbent also made from recycled paper, is capable of neutralizing acids such as battery electrolytes, chromium acid, and sulphuric acid

II.  Services:

         A. ACCU CHEM Conversion, Inc. (ACC) was incorporated in January 1994 under the laws of California. The Company acquired 83% of ACC in October 1999 in a tax-free re-organization plan approved by a majority of the Company's Shareholders.

         ACC performs third party logistics support for food, chemical and textile manufacturers located throughout the United States. ACC's third party support services include: operation of two (2) railroad terminals in Southern California, the transportation of both hazardous and non-hazardous materials in a fleet of company owned and operated tractors and trailers, and a Just-In-Time purchase/supply agreement with a leading aerospace company.

         ACC employees twenty-eight (28) full-time personnel and maintains its Corporate Headquarters in El Monte, California.

Marketing and Sales.

         In 1999 the Company marketed its products principally through both sales representatives and direct marketing in the United States. Though several independent distributors were involved in product sales, this market, both domestic and foreign, still needs further development. The Company in the past has marketed its products successfully for specific emergency spills in Korea, Japan and Hong Kong and looks forward to further development of this market.

       The Company is also developing plans for promotion of their Pet Litter product through nationally known distributors.

The Competition, Other Products.

I.  Products

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

II.  Services

         The Company competes with numerous small, medium and large third party logistics companies throughout the United States. ACC ranked one-hundred forty first (141st) in total revenue among tank truck carriers in the United States in 1999, and with the acquisition of MAG Transport, Inc. (MAG) QUDT rank will (as compared to 1999) (141st) will improve substantially in FY2000.

         ACC benefits from the strategic location of two (2) rail terminals in California, with the potential for expansion in other strategic locations.


Proprietary Information.

         The Company holds a patent for the Oil Absorbent Material and plans to pursue additional patents for B4tk, floor sweep, pet litter and acid absorbent products.

Employees.

         As of December 31, 1999 the Company had twenty-eight (28) full-time employees All through its 83% owned subsidiary, Accu Chem Conversion, Inc. A significant amount of production capability has been out-sourced for OSA's product to independent manufacturing contractors.

Item 2. Description of Property.
--------------------------------

         The Company's office is located at 11401 Valley Blvd. Suite 200A, El Monte, California, 91731. The Company leases/rents three (3) other locations:

         1.  300 N. Baldwin Park Blvd, City of Industry, CA  91731

         2.  13226 E. Nelson Avenue, City of Industry, CA  91746

         3.  600 S. Brown Avenue, Calipatria, CA  92233


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

        As of March 1, 2000 the Company had filed with the SEC, three (3) quarters of Form 10QSB Reports due for 1999.

Item 4. Submission of Matter to Vote of Security Holders.
---------------------------------------------------------

        None.


Item 5. Market for Common Company Equity and Related Stockholder Matter.
------------------------------------------------------------------------

        As of December 31, 1999 The Company had 36,513,301 shares of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

        The Company common stock is traded on the bulletin board system under the symbol "QUDT." The table below reflects the high and low bid and ask quotations for each of the Company's fiscal quarters for the two fiscal years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         As of December 31, 1999, the company had issued and outstanding 36,513,301 shares of Common Stock. 25,897,828 of said share of stock have restrictive legends imposed thereon and stop transfer order have been issued to the Company's transfer agent.

                                              1999

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .30               $ .18
2nd Quarter                                   $ .19               $ .13
3rd Quarter                                   $ .31               $ .18
4th Quarter                                   $ .18               $ .13

                                              1998

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .37               $ .20
2nd Quarter                                   $ .26               $ .125
3rd Quarter                                   $ .30               $ .04
4th Quarter                                   $ .41               $ .04

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

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

        Comparison of Years ended December 31, 1999 and December 31, 1998.

Results of Operation.

         In 1998, the Company focused its major effort on marketing its oil absorbent products to commercial and government accounts as its priority product. There was also a continuing effort to develop distributors for the Flush-it per litter product. Initial efforts to develop an agricultural product were begun but no sales of product to this market area were achieved, as additional development and research were required to adequately prepare the product for market.

        Total revenue for the Company in 1999 was $3,341,380.00 an increase in sales over 1998 sales of $3,260,987.00 mainly due to the acquisition of 83% of ACCU CHEM Conversion, Inc. (ACC). ACC's 1998 gross sales were 2.2 million dollars.

         The OSA division of the Company generated $43,336.00 in sales for 1999. The resulting combined loss for the Company in 1999 was $108,453.00 which is the combination of a net loss from the OSA division with a net profit from the ACCU CHEM division of $320,678.00.

         Due to the Reporting Requirements for a Purchase Method of Acquiring/Business Combination, the Company can only include ACC's profits for the fourth (4th) quarter in the annual filing, however, a pro-forma report applying ACC's profits for the entire year would generate an annualized profit of $136,768 or $.00375/share.

         OSA's expenses have been greatly reduced due to the temporary cessation of manufacturing operations while product lines are evaluated and presented to municipalities, private spill-response contractors, Department of Energy facilities, medical supply distributors, national automotive supply chains and Internet pet supply companies. During this evaluation process, OSA's expenses for administrative, general and sales costs will remain at a minimum.

        ACC's expenses for terminal/trucking, administrative and general expenses are within normal guidelines as established by industry standards. ACC expects to improve the 1999 ratio of operating expenses to gross revenue for Fiscal year 2000, mainly due the acquisition of MAG Transport, Inc. (MAG) by the Company in 2000, that will allow several redundant job functions and expense centers to be combined or eliminated through attrition.

        The Company believes that internally generated funds will be sufficient to maintain the existing business base in both divisions of the Company through 2000. The Company may consider further issuance of stock to cancel indebtedness or to fund any future merger/acquisition.

         Total revenues for fiscal 1999 were $3,341,480 an increase of $3,260,987 over 1998 revenues.

         The liquidity of the Company and its available capital resources have improved greatly as compared to 1998.

         The Company believes that internally generated funds and the sale and issuance of stock for cash, or in cancellation of indebtedness, will provide minimum capitol resources to finance operations, fund capital expenditures and planned research activities. The Company's need for funds has been reduced predicated upon the significant reduction in property rental and maintenance expenses and the reduction of marketing costs.

Item 7. Financial Statements.
-----------------------------

        The Financial Statements are set forth as an Exhibit hereto.

         a)  Exhibit A

Item 8. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

At December 31, 1999, the officers and directors of the Company were:

Name and address                          Age                Position
----------------                          ---                --------

Craig G. Robitaille                        40              Chief Executive
21391 Dockside Circle                                      Officer and President
Huntington Beach, Ca  92646

Ted D. Kimbrough                           63              Director & Secretary
1933 Durango Avenue
Los Angeles, CA  90034

William Snyder                             75              Director
509 South Hindry
Inglewood, CA  90301

Christopher Wiles                          44              Director
23535 Windom Street
West Hills, CA  91304

Michael J. Oliva                           55              Director
10552 Beardsly Circle
Villa Park, CA  92861

Lloyd D. Smithson                          60              Director
1170 Oakengate Road
San Dimas, CA  91773

Lilly V. Lee                               68              Director
4751 Wilshire Blvd. Suite 207
Los Angeles, CA  90010

Perry Cope                                 63              Director
129 E. Colorado P.E. 552
Monrovia, CA  91016

Michael Mills                              38              Director
601 S Milliken Avenue K100
Ontario, CA  91761


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

         TED D. KIMBROUGH received his Bachelor of Science in Education from Northern Illinois State University, his Master of Science in Education from California State University, Los Angeles, did Post graduate studies at Pepperdine University, University of California at Los Angles and University of Southern California and an Honorary Juris Doctorate from the University of West Los Angeles. Mr. Kimbrough is the President and Owner of Multi-Kim & Associates, Inc. and the former Superintendent of Schools for the Sacramento Unified School District (1996-1997), Chicago Unified School District (1990-1993); Compton Unified School District (1982-1990). Previously, he had been employed by the Los Angeles Unified School District.

         PERRY COPE received his Bachelor of Administration in Marketing from the University of Houston, Houston, TX and a Masters of Business Administration from the University of Southern California. Mr. Cope has over 35 years experience in marketing and executive management with North American Philips and Xerox Corporation. He was at Xerox for Xerox Medical Systems, and was later Director of Sales and Service for Philips Medical, Ultrasound Division. Mr. Cope founded Sea to Sea International Consulting Company in 1991 and acted as a consultant to medical product manufacturers for six years. Mr. Cope joined the Board on November 1, 1997. In 1997 mr. Cope became Chief Executive Officer of the Company.

         LILLY V. LEE is Chairman of Lilly International, Inc. Ms. Lee's business business activities include real estate investments, trade, trucking, retail, franchise consultant strategy alliances with various sectors of business in the U.S.A., Australia, China, Hong Kong, Indonesia, Thailand and the Philippines. Ms. Lee is currently the Chairman of the World Trade Center Association, Los Angeles, Long Beach which is linked with other trade offices in 97 countries, and is the Chairman of Southern California Asian Pacific American Legal Center, Executive Council. Ms Lee is on the Executive Boards of Bank Plus Corporation and Fidelity Federal Bank and is a member of the Board of Directors of Gateway Investment Services, Inc.

         MICHAEL L. MILLS has been a Director of Klever marketing, Inc. since November 1998. For the past five years prior to November 1998, Mr. Mills was President/COO of Olson Farms, a private company. On November 1998, Mr. Mills became Chairman/CEO of Olson Farms.

         CRAIG GLEN ROBITAILLE received his Bachelor of Science in Environmental and Occupational Health from Cal State University, Northridge, California. From 1981 through 1993, Mr. Robitaille was an executive with various southern California businesses involving quality control and facility and plant management. In 1993, he founded ACCU CHEM Conversion, Incorporated, a chemical handling and transportation company, with special emphasis on handling hazardous materials.

         MICHAEL J. OLIVA attended Pepperdine College in Los Angeles, CA through 1966. In 1971 purchased half ownership of a local trucking company in Los Angeles; later in that same year began warehousing as a compliment to the local trucking program. In 1979 purchased a second local trucking company and in 1982 merged them to become Ernst Air Speed Trucking. In 1991 the company moved to Montebello, CA, becoming Ernst Trucking and Warehousing, a division of Tobic, Inc.

         LLOYD D. SMITHSON served as a Branch Operations Officer with Bank of America after which he took a position with a public accounting firm specializing in operational and tax accounting for the transportation and distribution industry. During these same six years he attended Cal State, Los Angeles. For the next eighteen years Mr. Smithson owned and operated his tax accounting and consulting firm. He later became the CFO and General Manager for Admiral Transportation. During this 10-year tenure he became one of the three founders of ACCU CHEM Conversion, Inc. in the City of Industry and has functioned as CFO.

Item 9. Executive Compensation.
-------------------------------

        The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years ended 1998 and 1999 the following payments were made:


                                                                  Remuneration
                                                                  ------------
Name                                Position                    1998         1999
--------------------------------------------------------------------------------------

Perry Cope                          President/QUDT                $45,000       $10,000(1)

Lloyd D. Smithson                   Controller                          0       $57,352.72(4,5)

Craig G. Robitaille                 President and Chief                 0       $87,000(2,5)
                                    Executive Officer

Maria Comfort                       President and Chief           $32,000(3)          0

All Executive officers as a group                                 $77,000       $154.352.72

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

(1)  employment ended March, 1999
(2)  represents compensation for entire year
(3)  employment ended in 1998
(4)  represents compensation for entire year
(5) both officers are under employment contracts that run through February, 2011 with two (2) five (5) year options.

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table sets forth as at December 31, 1999, certain information as to the common stock of the Company owned of record and/or beneficially by each person who is known to the Company to own more than five (5%) percent of the outstanding common stock, and by all officers and directors of the Company.

Name and Address                    Amount Beneficially
of Owner                            and/or Owned Record               Approx. %
-------------------------------------------------------------------------------

Perry Cope                                    1,001,000                    3.0%
1231 San Carlos Road
Monrovia, California 91016

Ted D. Kimbrough                               400,000                    1.1%
1933 Durango Avenue
Los Angeles, California 90034

Lilly V. Lee                                   200,000                    ---
4751 Wilshire Boulevard
Suite 207
Los Angeles, CA 90010

Craig Glen Robitaille                        5,200,000                   14.2%
21391 Dockside Circle
Huntington Street, CA 92646

William Snyder                               1,879,259                    5.0%
409 South Hindry
Inglewood, California 90301

Christopher Wiles                              410,000                    1.1%
23535 Windom Street
West Hills, California 91304

Michael J. Oliva                             5,200,000                   14.2%
10552 Beardsly Circle
Villa Park, CA  92861

Lloyd D. Smithson                            5,000,000                   13.7%
1170 Oakengate Road
San Dimas, CA  91773

Michael Mills                                  100,000                   ----
11401 Valley Blvd Suite 200A
El Monte, CA  91731

Francis Rigney, MD                           3,100,000                    8.5%
2605 California Street
San Francisco, CA  94115-2617

Item 11. Certain Relationships and Related Transactions.
--------------------------------------------------------

        In 1999 there were significant conversions of debt and accrued interest to stock Francis Rigney, MD of $192,000 in debt to 1.2 million shares of stock - March 1999.

Item 12. Exhibits and Reports
------------------------------


         Financial Statements filed as part of this report, prepared by W. William Cary, Certified Public Accountant for the fiscal year ended December 31, 1999, with the related consolidated statements of operations and accumulated deficit, and cash flow for the year then ended.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     QUADRATECH INC.



                                                     ---------------------------
                                                            (company)
                                                     Date: April 5, 2000


                                                   By: /s/ Craig G. Robitaille
                                                     ---------------------------
                                                          Craig G. Robitaille
                                                          President

                         QUADRATECH, INC. & SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                                DECEMBER 31, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Quadratech, Inc.

I have audited the accompanying consolidated balance sheet of Quadratech, Inc. (a Nevada Corporation) and its subsidiaries as of December 31, 1999 and the related consolidated statement of operations and accumulated deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. I believe that my audit has a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Quadratech, Inc. and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company's operating losses in prior years and deficit in stockholders' equity raise doubts about their abilities to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



W. William Cary, CPA
Temecula, CA
May 3, 2000

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Current Assets
Cash                                                              $       3,986
Accounts Receivable(Note 1)                                             588,693
Inventories (Note 1)                                                    109,405
Miscellaneous receivables                                                12,340
   Prepaid expenses                                                      67,012
                                                                  --------------
Total Current Assets                                                    781,436
                                                                  --------------

Fixed Assets
Equipment & Leasehold improvements, net of depreciation and       --------------
          amortization (Notes 1 & 3)                                    630,336
                                                                  --------------
Other Assets
   Patents, Marks and Copyrights, net of amortization of $3,837          11,708
   Deposits                                                              25,507
                                                                  --------------
      Total other assets                                                 37,215
                                                                  --------------


      Total Assets                                                $   1,448,987
                                                                  ==============

     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable & accrued expenses                               $     310,377
Accrued litigation costs                                                 11,000
Payroll taxes payable                                                    52,116
Insurance contracts payable (Note 4)                                     42,479
Accrued interest                                                         75,018
Line of Credit (Note 2)                                                  85,000
Notes Payable, current portions (Note 3)                                271,145
                                                                  --------------
      Total Current Liabilities                                         847,135
                                                                  --------------


Long-term Debt, net of current portion (Note 3)                         555,539

Minority interest in equity of subsidiary (Note 5)                       44,700
                                                                  --------------
      Total Liabilities                                               1,447,374
                                                                  --------------



Stockholders' Equity
Common Stock,  $.001 par value,
50,000,000 shares authorized;
36,513,301 shares issued and outstanding                                 36,513

Paid-in Capital                                                       3,372,237
Accumulated Deficit                                                  (3,407,137)

                                                                  --------------
      Total Stockholders' Equity                                          1,613
                                                                  --------------


        Total Liabilities and Stockholders' Equity                $   1,448,987
                                                                  ==============

     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                      For the year ended December 31, 1999


Sales, net of discounts                                                           $   3,341,480
                                                                                  --------------

Cost of Sales                                                                         2,056,752
                                                                                  --------------

   Gross profit                                                                       1,284,728
                                                                                  --------------

Operating expenses                                                                    1,153,978

Income from operations                                                                  130,750

Other income (expense):
 Rental Income                                                                           61,800
 Other income                                                                            10,273
 Loss on disposal of fixed assets                                                        (2,104)
 Interest, net                                                                          (92,838)

Less: Income of purchased company  prior to date of acquisition (Note 5)               (230,126)
Less: Minority income of consolidated subsidiary                                        (15,095)

Loss before provision for income taxes                                                 (137,340)

Provision for income taxes (Note 1 )                                                     (1,600)

Loss before extraordinary item                                                         (138,940)

Extraordinary item - utilization of operating loss carryforward                          30,487

Net Loss                                                                               (108,453)

Accumulated deficit:
 Beginning balance, as previously stated                                             (3,168,244)
 Prior year adjustments (Note 12)                                                      (130,440)
                                                                                  --------------

  Ending Accumulated deficit                                                      $  (3,407,137)
                                                                                  ==============

Net loss per share                                                                      (0.0044)
                                                                                  ==============

Weighted average of shares outstanding                                               24,716,938
                                                                                  ==============

     The accompany notes are an Integral part of these financial statements

                                               QUADRATECH, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Year Ended December 31, 1999

                                                                              Paid In        Accumulated
                                              Shares           Amount         Capital          Deficit         Total
                                           ------------------------------------------------------------------------------
Balance at December 31, 1998                  18,611,228   $      18,611   $   2,891,707   $  (3,168,244)  $    (257,926)

Prior years adjustments (Note 12)                                                               (130,440)  $    (130,440)
                                           ------------------------------------------------------------------------------

Adjusted balance                              18,611,228          18,611       2,891,707      (3,298,684)  $    (388,366)

Stock issuance (Note 6)                          802,073             802          67,638                   $      68,440

Stock issuance for Note payable                1,200,000           1,200         190,800                   $     192,000

Stock issuance for Acc Chem
 Conversion, Inc acquisition
  (Note 5)                                    15,000,000          15,000         132,992                   $     147,992

Stock options exercised                          900,000             900          89,100                   $      90,000

Net Loss                                                                                        (108,453)  $    (108,453)
                                           ------------------------------------------------------------------------------

Balance at December 31, 1999                  36,513,301   $      36,513   $   3,372,237   $  (3,407,137)  $       1,613
                                           ==============================================================================

                    The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Year Ended December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                      $    (108,453)
    Adjustments to reconcile net loss to net income to net cash provided by operating activities
       Depreciation and amortization                                                     58,344
       Loss on disposal of assets                                                         2,104
            Accounts Receivable                                                        (128,073)
            Inventory                                                                    32,185
            Prepaid/other assets                                                         57,503
            Deposits                                                                      3,650
            Accounts payable & accrued expenses, including payroll taxes payable       (196,113)
            Insurance contracts payable                                                  42,479
            Extraordinary item                                                          (30,487)
            Minority interest in subsidiary                                              15,095
                                                                                  --------------

NET CASH USED BY OPERATING ACTIVITIES                                                  (251,766)
                                                                                  --------------

CASH FROM INVESTING ACTIVITIES:
            Purchase of equipment                                                        (2,369)
                                                                                  --------------
                Net cash used in investing activities                                    (2,369)
                                                                                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from long term debt                                                146,496
            Proceeds from sales of common stock                                          90,000
            Principal payments on long term debt                                        (46,918)
            Cash balance from subsidiary purchase                                        56,282
                                                                                  --------------
                Net cash provided by financing activities                               245,860
                                                                                  --------------

NET DECREASE IN CASH                                                                     (8,275)

BEGINNING OF  YEAR                                                                       12,261

END OF YEAR                                                                               3,986

Supplemental disclosures:
Cash paid during the year for:
             Interest                                                                    45,622
             Income taxes                                                                 1,600

     The accompany notes are an Integral part of these financial statements

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
Quadratech, Inc. (The Company) was formed under the laws of Nevada on February 4, 1994. The Company and its wholly owned subsidiary, Oil Scavenger Absorbent, Inc. (OSA), (a California corporation), was established to offer significant solutions for certain environmental problems from the development and manufacturing of a range of environmentally safe bio-degradable products.

The Company acquired 83.33% of Accu Chem Conversion, Inc. (A California corporation) on October 1, 1999, see Note 5. Accu Chem Conversion, Inc. is engaged in three business areas: Accu Chem Conversion, Inc. performs quality analysis and finalizes inspections on requested flight - sensitive materials for BNA, leases and operates rail unloading spots for hazardous materials, and provides rail and trucking of in-bond shipments.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of The Company, it's wholly owned subsidiary, OSA, and its 83.33% owned subsidiary Accu Chem Conversion, Inc. The operating results of Accu Chem Conversion, Inc. are reflected from the date of acquisition (October 1, 1999) The acquisition of Accu Chem Conversion, Inc was accounted using the purchase method of accounting. See
Note 5. All material intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash
----
Cash equivalents are included in cash. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999, there were no cash equivalents. The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No 95.

Trade Accounts Receivable
-------------------------
It is the opinion of management that all accounts receivables are considered to be fully collectable, accordingly, no allowance for doubtful accounts was recorded. If amounts are not considered collectable, they will be charged to operations when determination is made. The actual bad debts for 1999 were $ 409.

Inventories
-----------
Inventories are stated at the lower of costs (first-in, first out) or market.

Intangible Assets
-----------------
Patents, marks and copyrights are capitalized and amortized over five years using the straight-line method.

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
------------------------
Research and development costs are expensed as incurred.

Equipment and Leasehold Improvements
------------------------------------
Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets. Depreciation and amortization expense for 1999 was $136,870. The Equipment and leasehold improvements as of December 31, 1999 includes the following -

                  Equipment                                       $     778,150
                  Office equipment and furniture                         97,603
                  Leasehold Improvements                                258,445
                                                                  --------------
                                                                      1,134,198
                  Less accumulated depreciation and amortization       (503,862)
                                                                  --------------
                  Net book value                                  $     630,336
                                                                  ==============

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation is relieved, and any gain or loss is included in operations.

Revenue Recognition
-------------------
Revenue from sales is recognized when products are shipped.

Income taxes
------------
Income taxes are provided for the tax effect of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences in the recognition of depreciation expense. Although The Company has not filed its consolidated Corporate tax return for 1999, it is anticipated that the net operating losses of the parent company will be available to offset the profits of Accu Chem Conversion, Inc. for 1999. As of December 31, 1999 the Company has net operating losses of $2,801,813 available to reduce future taxable income. To the extent not utilized, the carryforwards will begin to expire in the year 2009. The tax provision for 1999 consist of the minimum California franchise tax of $800 for each California entity.


NOTE 2 - LINE OF CREDIT

The Company has a operating line of credit, renewed annually, with interest only payments due monthly. Interest is 2.35% over the bank's prime rate. The balance as of December 31, 1999 was $ 85,000, which is the maximum borrowing under the line of credit.

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 3 - NOTES PAYABLE

Note payable to Frances Rigney, unsecured, interest payable monthly at 10% per annum. The original note amount was $ 316,500. In 1999 $192,000 of the note was converted to
1,200,000 shares of The Company's stock. The note matures July 2001.                                 $     158,500

Note payable to Annetee Kroes, due on demand, interest at 10% per annum, payable in monthly
principal payments of $5,000 per month. The note is unsecured.                                              50,000

Note payable to Bank of America dated February 11, 1999 is payable in monthly payments of
$5,395 including interest at 9% per annum. The note is secured by the fleet assets of the
83.33% owned subsidiary - Accu Chem Conversion, Inc. and is personally guaranteed by three officers and shareholders of The Company. Principal and interest are payable through
March 1, 2004.                                                                                             232,416

Business credit line with Bank of America, dated April 26, 1996 accrues interest at 2 3/4%
over the bank's prime rate. Principal payments of $ 1,389, plus interest are due monthly.
The note matures September 2002. The note is secured by the assets of The Company and is
personally guaranteed by three officers and shareholders.                                                   45,833

Notes payable to related party, dated February 9, 1998, the note holder is the remaining
16.67 % minority shareholder of Accu Chem Conversion, Inc.  Interest accrues at 7% monthly and compounds, the accrued and compounded interest is included as a short term liability on the balance sheet. The notes mature on December 31, 2008, and are secured by all The
Company assets.                                                                                            172,283

Note payable to related party dated July 1996 is payable in monthly payments of $ 444.89,
including interest at 12%., and is secured by all Company assets.                                            7,551

Note payable to Holtrachem is payable in monthly payments of $ 506.91 including interest at
8% per annum. Secured by Automotive equipment, the note matures October 31, 2000.                           29,420

Note payable to a customer, dated October 1, 1999 is payable in monthly payments of no less than $2,000 plus interest at 8% per annum. The note matures October 10, 2000. The
customer and note holder reserve the right of offset should this note not be paid timely.                   30,486

Note payable to Frances Rigney, dated May 29, 1999 is payable in monthly payments of
$ 3,000, plus interest at 7.5% per annum. The note matures on September 29, 2000                            33,751



                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 3 - NOTES PAYABLE (Continued)

Note Payable is payable in monthly principal and interest payments of $ 2,460.19 including
interest at 10% per annum. The note matures December 31, 2000.                                              26,487

Various notes payable to stockholders are due on demand, bearing interest at 10% per annum and
are secured by all The Company assets. The notes mature September 2000.                                     39,957
                                                                                                     --------------
                                                                                                           826,684
Less current portion                                                                                      (271,145)
                                                                                                     --------------
Long term debt, net                                                                                  $     555,539
                                                                                                     ==============


Following are matures of long-term debt for each of the next five years:
        2000                                      $ 271,145
        2001                                        230,310
        2002                                         70,134
        2003                                         61,797
        2004                                         21,014

NOTE 4 - INSURANCE CONTRACTS PAYABLE

The Company finances its insurance premiums over a nine month period. The monthly installments on the insurance financing agreement are $ 12,924, including interest at 7.74%.

NOTE 5 - ACQUISITION OF SUBSIDIARY

On October 1, 1999 The Company acquired 83.33% of Accu Chem Conversion, Inc.
( A California Corporation ) in a business combination using the purchase method of accounting. See note 1 for a description of Accu Chem Conversion Inc.'s business activities. The results of operations of Accu Chem are included in the accompanying financial statements since the date of acquisition. The Company issued 15,000,000 share of its stock for the purchase. The purchase recorded the assets and liabilities at book value.

The following pro forma information assumes the acquisition had occurred on January 1, 1999:
                         Net Sales                                   $ 3,341,480

                         Income before extraordinary item            $   106,281

                         Net income                                  $   136,768

                         Earnings per share:
                                    Income before extraordinary item       0.004
                                    Net Income                             0.005

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 6 - COMMON STOCK TRANSACTIONS

In March 1999, the Company converted $192,000 of notes payable into 1,200,000 shares of stock.

The Company granted 100,000 shares of stock to a new board member and 500,000 shares to the Company's president.

In addition, the Company issued 202,073 shares of stock to the former president in lieu of payable prior year salary shortfalls totaling $ 68,440.

As discussed in Note 5, 15,000,000 shares were issued for the purchase of 83.33% of Accu Chem Conversion, Inc.

Note 7 -STOCK OPTIONS

In November 1998, the Company granted 1,600,000 stock options at various exercise prices and expiration dates. As of December 31, 1999, 900,000 shares had been exercised and 300,000 shares were expired. The remaining balance of 400,000 shares will expire on August 31, 2001 and are exercised at $ .25 per share at August 31, 2000 and $ .50 per share at August 31, 2001.

NOTE 8 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock outstanding during the period. Had the stock options discussed in note 7 been exercised, the loss per share would have been .004 . The 15,000,000 of stock issued for the purchase of Accu Chem Conversion, Inc was calculated in the weighted average as of October 1,1999.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases
------
The Company leases its office facilities for $1,300 per month, the lease expires December 31, 2000.

The Company's subsidiary has three leases, the subsidiary leases office and terminal facilities for $4,000 per month from a related party, on a month to month basis, the lease is currently under negotiation. This lease is with the remaining 16.67% shareholder of Accu Chem Conversion, Inc.

The Company leases a warehouse and rail spur facility from three of its shareholders. This lease calls for monthly lease payments of $6,000 on a month-to-month basis. The Company subleases its warehouse for about $5,500 per month. Rental income for the year ended December 31, 1999 was $61,800. This sublease is on a month- to- month basis.

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued):
-------------------
The Company leases another rail facility and office space for the greater of $4,000 per month or the product of $ 1.25 multiplied by its shipped weights in excess of 4,000 tons. This lease expires March 2000. The Company is currently negotiating a renewal of this lease for another 5 years and will be on a month-to-month until a new lease can be finalized.

The total rent expense for the year ended December 31, 1999 was $ 181,989.

The Company also leases fleet equipment from Accu Chem Leasing LLC, the members of the LLC are three shareholders and officers of the Company. The lease calls for monthly payments of $ 5,555, the lease is on a month-to-month basis. The Company is responsible for maintenance, taxes and insurance on the fleet equipment.


Employment Agreements
---------------------
The Company's majority owned subsidiary has employment contracts with three of it's officers. The contracts are dated March 1, 1996, and call for minimum salaries between $60,000 - $81,600 per year for the first three years, then increasing to $80,000 - $93,600 per year for years four and five. The employee may extend the term for two additional five year terms. The employment agreements also call for bonuses based on gross sales and gross profit, these bonuses have been earned in 1999, and have been waived by the officers. One officer has not taken any compensation, it is management's opinion that this compensation will not paid in the near future and therefore, not accrued as of December 31, 1999.

Contingencies
-------------
The Company's majority owned subsidiary, Accu Chem Conversion, Inc., is in dispute with the minority ownership over previous years operating expenses. No reasonable estimate of the loss can be estimated at this time. Therefore, no provision for these disputed charges has been recorded at December 31, 1999. It is the opinion of management that the issue will be resolved with out financial impact on the company. The Company also has a note payable and lease arrangement with this related party, See Notes 3, .
and lease commitment early in this note.


NOTE 10 - MAJOR CUSTOMERS

The Company's majority owned subsidiary, Accu Chem Conversion, Inc, had five major customers under contract that accounted for about 70% of The Company's sales in 1999, of which four of these customers have been under contract since 1996. Three of these contracts expire in 2000, renewal is excepted for periods from one to five years.

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 11 - SUBSEQUENT EVENTS;

As of March 2000 a major customer representing 31% of Accu Chem Conversion, Inc.'s customer base, chose not to renew their contract with Accu Chem due to processing changes within the customer's company. The major expense related to this customer is subhauler costs, as compared to fixed or employee costs, therefore, direct expenses are reduced against the reduced income from this customer. It is management's opinion that these sales will be replaced and this will not have a significant impact on the financial condition of The Company. Management has indicated that about 50% of the sales have already been replaced.

On April 25, 2000 The Company purchased 61.2% of the stock of MAG Transportation, Inc.(MAG) for $150,000 in cash. The Company agreed to purchase the remaining 38.8% for an additional $ 90,000 in cash no later than October 25, 2000. The business combination will be accounted for as a purchase. The total purchase price will exceed the fair value of the assets by about $570,597 which will be amortized over 10 years. The results of operations of MAG will be included with the results of the Company as of April 25, 2000. Assuming the acquisition has occurred on January 1,1999, Company's net sales, net income and earnings per share would have been $ 5,759,188, $ 13,159, and $ 0 , respectively.

Management believes that the acquisition of MAG expands the Company's customer base and will allow for reduced combined operating expenses, such as: reduced costs of leasing, interest, insurance and administrative costs, in combination with exposure to MAG'S contract customer base, will expand The Company's ability to market both its absorbent products in the Western United States and the services that Accu Chem Conversion, Inc. performs at this time.


NOTE 12 - PRIOR YEARS ADJUSTMENTS

The accumulated deficit as of December 31, 1998 have been restated to correct two errors. Management did not accrue compensation expense of $ 104,440 for two officers fro earings attributable to prior years, and did not accrue litigation costs of $26,000, also attributable to prior years.

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Year Ended December 31, 1999


NOTE 13 - GONG CONCERN

The accompanying consolidated financial statements are presented on the basis that The Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company incurred significant losses in prior years, which has caused an accumulated deficit, and have allowed current liabilities to exceed current assets by $65,699 at December 31, 1999. Based on the current liabilities reduced in the first quarter of 2000, its is management's opinion that the current liabilities will not exceed current asset as of March 31, 2000.

Management, through the acquisition of Accu Chem Conversion, Inc has significantly increased sales and added profitability. See Note 5 regarding the acquisition and 1999 pro forma information. With the acquisition of the majority owned subsidiary, it is management's opinion that the Company will be profitable in the future.

The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from this uncertainty.