Form 10QSB
period 2000-03-31
QUADRATECH INC \NV\
filed 2000-05-18
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.


                         COMMISSION FILE NUMBER 0-26856
                                               ---------


                                QUADRATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Nevada                                   95-4396848
      --------------------------------                  -------------------
      (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification No.)


        11401 Valley Blvd
       El Monte, California                                     91731
   ----------------------------------------                   ----------
   (Address of principal executive offices)                   (Zip Code)


                                 [626] 401-2700
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 30, 1999, there were outstanding 36,689,301 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item I.      Financial Statements

See Financial Statements presented below.

                         QUADRATECH, INC. & SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                         ACCOUNTANT'S COMPILATION REPORT

                                 MARCH 31, 2000

                         ACCOUNTANT'S COMPILATION REPORT


To the Board of Directors and Stockholders of Quadratech, Inc.

I have Compiled the accompanying balance sheet of Quadratech, Inc. (A Nevada Corporation) and its subsidiaries as of March 31, 2000 and the related consolidated statement of operations and accumulated deficit, and cash flows for the three months then ended. In accordance with Statements On Standards for the Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A Compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's operating losses in prior years and accumulated deficit raise doubts about their abilities to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The December 31, 1999 financial statements were audited by me and I expressed an unqualified opinion on them in my report dated May 3, 2000. I have not performed any auditing procedures since that date.




/S/ W. William Cary, CPA
Temecula,  CA
May 12, 2000

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash                                                            $      10,157
  Accounts Receivable(Note 1)                                           521,742
  Inventories (Note 1)                                                  120,685
  Miscellaneous receivables                                              16,092
  Prepaid expenses                                                       40,834
                                                                  --------------
     Total Current Assets                                               709,510
                                                                  --------------

Fixed Assets
  Equipment & Leasehold improvements, net of depreciation and     --------------
           amortization (Notes 1 & 3)                                   599,531
                                                                  --------------
Other Assets
  Patents, Marks and Copyrights, net of amortization of $4,423           11,123
  Deposits                                                               25,507
                                                                  --------------
     Total other assets                                                  36,630
                                                                  --------------


     Total Assets                                                 $   1,345,671
                                                                  ==============

                      See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & accrued expenses                             $     185,318
  Payroll taxes payable                                                  66,930
  Accrued income taxes                                                   10,291
  Accrued interest                                                       84,217
  Line of Credit ( Note  2)                                              85,000
  Notes Payable, current portions (Note 3)                              236,959
                                                                  --------------
     Total Current Liabilities                                          668,715
                                                                  --------------



Long-term Debt, net of current portion (note 3)                         494,586

Minority interest in equity of subsidiary (Note 5)                       62,036
                                                                  --------------
     Total Liabilities                                                1,225,337
                                                                  --------------

Commitments and Contingencies ( Note 8)

Stockholders' Equity
  Common Stock,  $.001 par value,
  50,000,000 shares authorized;
  36,713,301 shares issued and outstanding                               36,713

  Paid-in Capital                                                     3,404,037
  Accumulated Deficit                                                (3,320,416)

                                                                  --------------
        Total Stockholders' Equity                                      120,334
                                                                  --------------


      Total Liabilities and Stockholders' Equity                  $   1,345,671
                                                                  ==============

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                    For the three months ended March 31, 2000
                                   (Unaudited)


Sales, net of discounts                                           $     956,910
                                                                  --------------

Cost of Sales                                                           596,250
                                                                  --------------

   Gross profit                                                         360,660
                                                                  --------------

Operating expenses                                                      244,438

Income from operations                                                  116,222

Other income (expense):
 Rental Income                                                           17,500
 Interest, net                                                          (19,374)

Less: Minority income of consolidated subsidiary                        (17,336)

Income before provision for income taxes                                 97,012

Provision for income taxes (Note 1 )                                    (38,137)

Income before extraordinary item                                         58,875

Extraordinary item - utilization of operating loss carryforward          27,846

Net Income                                                               86,721

Accumulated deficit beginning of year                                (3,407,137)
                                                                  --------------

  Ending Accumulated deficit                                      $  (3,320,416)
                                                                  ==============

Net income per share                                                      0.002
                                                                  ==============

Weighted average of shares outstanding                               36,689,301
                                                                  ==============

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                    $      86,721
    Adjustments to reconcile net loss to net income to net cash provided by operating activities
            Depreciation and amortization                                34,410
            Accounts Receivable                                          66,951
            Inventory                                                   (11,280)
            Prepaid/other assets                                         22,426
            Accounts payable & accrued expenses                        (125,059)
            Accrued litigation liability                                (11,000)
            Payroll taxes payable                                        14,814
            Accrued income taxes                                         38,137
            Insurance contracts payable                                 (42,479)
            Accrued interest                                              9,199
            Extraordinary item                                          (27,846)
            Minority interest in subsidiary                              17,336
                                                                  --------------

NET CASH USED BY OPERATING ACTIVITIES                                    72,330
                                                                  --------------

CASH FROM INVESTING ACTIVITIES:
            Purchase of leasehold improvements                           (3,020)
                                                                  --------------
                Net cash used in investing activities                    (3,020)
                                                                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Principal payments on long term debt                        (63,139)
                                                                  --------------
                Net cash provided by financing activities               (63,139)
                                                                  --------------

NET DECREASE IN CASH                                                      6,171

BEGINNING OF  YEAR                                                        3,986
                                                                  --------------

CASH - March 31, 2000                                             $      10,157
                                                                  ==============

Supplemental disclosures:
Cash paid during the year for:
             Interest                                             $      10,175
             Income taxes                                                     0

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
Quadratech, Inc. (The Company) was formed under the laws of Nevada on February 4, 1984. The Company and its wholly owned subsidiary, Oil Scavenger Absorbent, Inc. (OSA), (a California corporation), was established to offer significant solutions for certain environmental problems from the development and manufacturing of a range of environmentally safe bio-degradable products.

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

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of The Company, it's wholly owned subsidiary, OSA, and its 83.33% owned subsidiary Accu Chem Conversion, Inc. The The acquisition of Accu Chem Conversion, Inc was accounted using the purchase method of accounting. See Note 5. All material intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash
----
Cash equivalents are included in cash. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of March 31, 2000, there were no cash equivalents. The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No 95.

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

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development
------------------------
Research and development costs are expensed as incurred.

Equipment and Leasehold Improvements
------------------------------------
Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets. Depreciation and amortization expense for the three months ended March 31, 2000 was $34,410. The Equipment and leasehold improvements as of March 31, 2000 includes the following -

                 Equipment                                        $     778,150
                 Office equipment and furniture                          97,603
                 Leasehold Improvements                                 261,465
                                                                  --------------
                                                                      1,137,218
                 Less accumulated depreciation and amortization        (537,687)
                                                                  --------------
                 Net book value                                   $     599,531
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

Income taxes
------------
Income taxes are provided for the tax effect of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences in the recognition of depreciation expense. Although The Company has not filed its consolidated Corporate tax return for 1999, it is anticipated that the net operating losses of the parent company will be available to offset the profits of Accu Chem Conversion, Inc. for 1999. As of December 31, 1999 the Company has net operating losses for Federal and California of about $ 2,801,813. To the extent not utilized, the carryforwards begin to expire in the year 2009.


NOTE 2 - LINE OF CREDIT

The Company has a operating line of credit, renewed annually, with interest only payments due monthly. Interest is 2.35% over the bank's prime rate. The balance as of March 31, 2000 was $ 85,000, which is the maximum borrowing under the line of credit.

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000


NOTE 3 - NOTES PAYABLE

Note payable to Frances Rigney, unsecured, interest payable monthly at 10% per annum. The original note amount was $ 316,500. In 1999 $192,000 of the note was converted to 1,200,000 shares of The Company's stock. In January 2000, $32,000 of the note was converted to 200,000
shares of The Company stock. The note matures July 2001.                                                     $     126,500

Note payable to Annetee Kroes, due on demand, interest at 10% per annum, payable in monthly
principal payments of $5,000 per month. The note is unsecured.                                                      35,950

Note payable to Bank of America dated February 11, 1999 is payable in monthly payments of
$5,395 including interest at 9% per annum. The note is secured by the fleet assets of the
83.33% owned subsidiary - Accu Chem Conversion, Inc. and is personally guaranteed by three officers and shareholders of The Company. Principal and interest are payable through
March 1, 2004.                                                                                                     221,485

Business credit line with Bank of America, dated April 26, 1996 accrues interest at 2 3/4%
over the bank's prime rate. Principal payments of $ 1,389, plus interest are due monthly.
The note matures September 2002. The note is secured by the assets of The Company and is
personally guaranteed by three officers and shareholders.                                                           41,679

Notes payable to related party, dated February 9, 1998, the note holder is the remaining
16.67 % minority shareholder of Accu Chem Conversion, Inc.  Interest accrues at 7% monthly and compounds, the accrued and compounded interest is included as a short term liability on the balance sheet. The notes mature on December 31, 2008, and are secured by all The
Company assets.                                                                                                    172,283

Note payable to related party dated July 1996 is payable in monthly payments of $444.89,
including interest at 12%., and is secured by all Company assets.                                                    6,289

Note payable to Holtrachem is payable in monthly payments of $ 506.91 including interest
at 8% per annum. Secured by Automotive equipment, the note matures October 31, 2000.                                18,668

Note payable to a customer, dated October 1, 1999 is payable in monthly payments of no less than $2,000 plus interest at 8% per annum. The note matures October 10, 2000. The customer
and note holder reserve the right of offset should this note not be paid timely.                                    21,117

Note payable to Frances Rigney, dated May 29, 1999 is payable in monthly payments of $3,000,
plus interest at 7.5% per annum. The note matures on September 29, 2000                                             24,751

                       See Accountant's Compilation Report




                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000


NOTE 3 - NOTES PAYABLE (Continued)

Note Payable is payable in monthly principal and interest payments of $ 2,460.19 including
interest at 10% per annum. The note matures December 31, 2000.                                                      24,027

Various notes payable to stockholders are due on demand, bearing interest at 10% per annum
and are secured by all The Company assets. The notes mature September 2000.                                         38,796
                                                                                                             --------------
                                                                                                                   731,545
Less current portion                                                                                              (236,959)
                                                                                                             --------------
Long term debt, net                                                                                          $     494,586
                                                                                                             ==============

Following are matures of long-term debt for each of the next five years:
     March 31.
     ---------
        2001                                     $  236,959
        2002                                        194,540
        2003                                         64,683
        2004                                         63,080


NOTE 4 - ACQUISITION OF SUBSIDIARY

On October 1, 1999 The Company acquired 83.33% of Accu Chem Conversion, Inc. (A California Corporation) in a business combination using the purchase method of accounting. See note 1 for a description of Accu Chem Conversion Inc.'s business activities. The Company issued 15,000,000 shares of its stock for the purchase. The purchase recorded the assets and liabilities at book value.
The Company issued 15,000,000 share of its stock for the purchase.


NOTE 5 - COMMON STOCK TRANSACTIONS

In January 2000, the Company converted $32,000 of notes payable into 200,000 shares of stock.

Note 6 - STOCK OPTIONS

In November 1998, the Company granted 1,600,000 stock options at various exercise prices and expiration dates. As of March 31 2000, 900,000 shares had been exercised and 300,000 shares were expired. The remaining balance of 400,000 shares will expire on August 31, 2001 and are exercised at $ .25 per share at August 31, 2000 and $ .50 per share at August 31, 2001.

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000


NOTE 7 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock outstanding during the period. Had the stock options discussed in note 6 been exercised, the profit per share would have been .002.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company leases a warehouse and rail spur facility from three of its shareholders. This lease calls for monthly lease payments of $6,000 on a month-to-month basis. The Company subleases its warehouse for about $5,500 per month. Rental income for the three months ended March 31, 2000 was $17,500. This sublease is on a month- to- month basis.

The Company leases another rail facility and office space for the greater of $4,000 per month or the product of $ 1.25 multiplied by its shipped weights in excess of 4,000 tons. This lease expired in March 2000. The Company is currently negotiating a renewal of this lease for another 5 years and will be on a month-to-month until a new lease can be finalized.

The total rent expense for the three months ended March 31, 2000 $ 40,500.

The Company also leases fleet equipment from Accu Chem Leasing LL., the members of the LL. are three shareholders and officers of The Company. The lease calls for monthly payments of $ 5,555, the lease is on a month-to-month basis. The Company is responsible for maintenance, taxes and insurance on the fleet equipment.

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

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies
-------------
The Company's majority owned subsidiary, Accu Chem Conversion, Inc., is in dispute with the minority ownership over previous years operating expenses. No reasonable estimate of the loss can be estimated at this time. Therefore, no provision for these disputed charges has been recorded. It is the opinion of management that the issue will be resolved with out financial impact on the company. The Company also has a note payable and lease arrangement with this related party, See Notes 3, and lease commitment early in this note.

NOTE 9 - MAJOR CUSTOMERS

The Company's majority owned subsidiary, Accu Chem Conversion, Inc, has five major customers under contract that accounted for about 70% of The Company's sales in 1999, of which four of these customers have been under contract since 1996. Three of these contracts expire in 2000, renewal is expected for periods from one to five years.

NOTE 10 - SUBSEQUENT EVENTS:

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

                       See Accountant's Compilation Report

                        QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2000


NOTE 11 - GONG CONCERN

The accompanying consolidated financial statements are presented on the basis that The Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time. The Company incurred significant losses in prior years, which has caused an accumulated deficit. Management, through the acquisition of Accu Chem Conversion, Inc has significantly increased sales and added profitability. With the acquisition of the majority owned subsidiary, it is management's opinion that the Company will be profitable in the future. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from this uncertainty.


                       See Accountant's Compilation Report

Item II. Management's Discussion and Analysis or Plan of Operation

Results of Operation.

         For the quarter ended March 31 2000, the Company had continued to focus on providing Third Party Logistics [3PL] support and the development of a marketing plan for its oil absorbent products.

         The Company posted sales of $956,910 with a net resulting income from operations of $116,222 or $.002 per share, as compared to a loss of $.004/share on gross sales of $18,704 in the first quarter of 1998. Due to the temporary cessation of manufacturing activities of the OSA division, costs for administrative, selling and manufacturing remain at a minimum while the markets for the OSA's division are analyzed. General, administrative, operational and selling costs for the ACCU CHEM Conversion, Inc. [ACC] division of the Company are within normal guidelines for other 3PL companies nationwide.

         The Company's sales and subsequent profit for the first quarter of 2000 were the largest recorded in the history of the Company. Management believes that the acquisition of MAG Transport Inc., completed in the second quarter of 2000, will enhance both the profitability and efficiency of the other 3PL division of the Company through the combination of administrative functions and the elimination of redundant job functions.

         MAG transport Inc.'s financials results for the first six [6] months of 2000 will be included in the second quarter filing of the Company. MAG's un-audited sales for the first quarter was $506,517. The aggregate sales of the Company would have increased to $1,463,427 by combining MAG's sales with those of the Company for the first quarter of 2000.

Liquidity and Capital Resources.

         The liquidity of the Company and its available capital resources have improved. The Company's ratio of approximately 1.1:1 of current assets to current liabilities reflects a favorable change from prior periods in the Company's recent history.

         The Company believes that internally generated funds will be sufficient to maintain ongoing operations and to satisfy short and long term liabilities and commitments. The Company may consider the sale and issuance of stock for cash or in cancellation of indebted to provide additional capital resources in the future. The Company's need for additional funds required in previous years been reduced predicated upon the significant reduction in operating expenses coupled with an improvement if profits from the 3PL division of the Company.


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

Item 7 Exhibits and Reports on form 8-K.

         (a) On April 25, 2000 the Company purchased 61.2% of the stock of MAG Transport Inc. [MAG] for $150,000 in cash. The Company agreed to purchase the remaining 38.8% for an additional $90,000 in cash no later than October 25, 2000. The business combination will be accounted for as a purchase. The total purchase price will exceed fair market value of the assets by about $570,597 which will be amortized over ten [10] years. The results of operations of MAG will be included with the results of the company as of April 25, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2000                    QUADRATECH, INC.
                                            (Company)

                                             By: /s/ Craig G. Robitaille
                                                 --------------------------
                                                 Craig G. Robitaille,
                                                 President