Form 10QSB
period 2000-06-30
QUADRATECH INC \NV\
filed 2000-09-14
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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




                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                         ACCOUNTANT'S COMPILATION REPORT

                                  JUNE 30, 2000

                         ACCOUNTANT'S COMPILATION REPORT


To the Board of Directors and Stockholders of Quadratech, Inc.

I have Compiled the accompanying balance sheet of Quadratech, Inc. (A Nevada Corporation) and its subsidiaries as of June 30, 2000 and the related consolidated statement of operations and accumulated deficit, and cash flows for the three and six months then ended. In accordance with Statements On Standards for the Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


/s/ W. William Cary

W. William Cary, CPA
Temecula,  CA
September 11, 2000

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           June 30, 2000March 31, 2000
                                   (Unaudited)



                                     ASSETS

Current Assets
  Cash                                                               $   25,860
  Accounts Receivable(Note 1)                                           661,998
  Inventories (Note 1)                                                  121,445
  Miscellaneous receivables                                              15,742
  Prepaid expenses                                                      258,214
                                                                     -----------
     Total Current Assets                                             1,083,259
                                                                     -----------

Fixed Assets
  Equipment & Leasehold improvements, net of depreciation and
      amortization (Notes 1 & 4)                                      1,370,635
                                                                     -----------
Other Assets
   Goodwill, net of amortization of $ 8,642 (Note 5)                    600,161
   Patents, Marks and Copyrights, net of amortization of $5,199          10,346
   Deposits                                                              36,440
                                                                     -----------
     Total other assets                                                 646,947
                                                                     -----------


     Total Assets                                                    $3,100,841
                                                                     ===========


                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           June 30, 2000arch 31, 2000
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & accrued expenses                               $   391,426
  Payroll taxes payable                                                  33,961
  Accrued income taxes                                                    9,000
  Accrued interest                                                      115,068
  Insurance contracts payable (Note 3)                                  218,655
  Line of Credit ( Note  2)                                              85,000
  Subsidiary purchase liability (Note 5)                                158,750
  Notes Payable, current portions (Note 4)                              949,889
                                                                    ------------
     Total Current Liabilities                                        1,961,749
                                                                    ------------



Long-term Debt, net of current portion (note 4)                         950,391

Minority interest in equity of subsidiary (Note 5)                       53,938
                                                                    ------------
     Total Liabilities                                                2,966,078
                                                                    ------------

Commitments and Contingencies ( Note  9)

Stockholders' Equity
  Common Stock,  $.001 par value,
  50,000,000 shares authorized;
  36,963,301 shares issued and outstanding                               36,950

Paid-in Capital                                                       3,421,987
Accumulated Deficit                                                  (3,324,174)
                                                                    ------------
     Total Stockholders' Equity                                         134,763
                                                                    ------------


          Total Liabilities and Stockholders' Equity                $ 3,100,841
                                                                    ============


                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements


                              QUADRATECH, INC. & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                     For the three and six months ended June 30, 2000
                                        (Unaudited)

                                                                            June 30, 2000
                                                                   ------------------------------
                                                                   Three Months     Six Months
Sales, net of discounts                                            $  1,089,804     $  2,046,714
                                                                   -------------    -------------

Cost of Sales                                                           652,228        1,248,478
                                                                   -------------    -------------

   Gross profit                                                         437,576          798,236
                                                                   -------------    -------------

Operating expenses                                                      417,922          662,360

Income from operations                                                   19,654          135,876

Other income (expense):
 Rental Income                                                           18,700           36,200
 Interest, net                                                          (51,501)         (70,875)

Less: Minority income of consolidated subsidiary                              0           (9,238)
                                                                   -------------    -------------

Income before provision for income taxes                                (13,147)          91,963

Provision for income taxes (Note 1 )                                       (800)         (34,000)

Income before extraordinary item                                        (13,947)          57,963

Extraordinary item - utilization of operating loss carryforward               0           25,000
                                                                   -------------    -------------

Net Income                                                         $    (13,947)          82,963
                                                                   =============

Accumulated deficit beginning of year                                                 (3,407,137)
                                                                                    -------------

Ending Accumulated deficit                                                          $ (3,324,174)
                                                                                    =============

Net income per share                                                                       0.002
                                                                                    =============

Weighted average of shares outstanding                                                36,798,301
                                                                                    =============



                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements


                         QUADRATECH, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three and six months ended June 30, 2000
                                   (Unaudited)

                                                                                     June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES                                             3 Months       6 Months
                                                                             -----------------------------
    Net Income (Loss)                                                             $ (13,947)     $ 82,963
    Adjustments to reconcile net loss to net income to net cash provided by operating activities
            Depreciation and amortization                                            75,621       110,031
            Accounts Receivable                                                       8,511        75,462
            Inventory                                                                  (760)      (12,040)
            Prepaid/other assets                                                   (209,423)     (194,604)
            Accounts payable & accrued expenses                                      49,183       (75,876)
            Accrued litigation liability                                                  0       (11,000)
            Payroll taxes payable                                                   (32,969)      (18,155)
            Accrued income taxes                                                      1,291         9,000
            Insurance contracts payable                                             203,760       161,281
            Accrued interest                                                         30,851        40,050
            Minority interest in subsidiary                                          (8,098)        9,238
                                                                             -----------------------------

NET CASH USED BY OPERATING ACTIVITIES                                               104,020       176,350
                                                                             -----------------------------

CASH FROM INVESTING ACTIVITIES:
            Cash used for subsidiary purchase                                      (150,000)     (150,000)
            Purchase of leasehold improvements & equipment                          (15,796)      (18,816)
                                                                              -----------------------------
                Net cash used in investing activities                              (165,796)     (168,816)
                                                                             -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of stock                                              50,187        50,187
            Proceeds from shareholder loans                                         100,000       100,000
            Principal payments on long term debt                                    (72,708)     (135,847)
                                                                             -----------------------------
                Net cash provided by financing activities                            77,479        14,340
                                                                             -----------------------------

NET INCREASE IN CASH                                                                 15,703        21,874

BEGINNING OF  PERIOD                                                                 10,157         3,986
                                                                             -----------------------------

CASH - June 30, 2000                                                               $ 25,860      $ 25,860
                                                                             =============================

Supplemental disclosures:
Cash paid during the year for:
             Interest                                                              $ 20,650      $ 30,825
             Income taxes                                                          $    800      $    800



                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements


                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

Quadratech, Inc. (The Company) was formed under the laws of Nevada on February 4, 1994. The Company and its wholly owned subsidiary, Oil Scavenger Absorbent, Inc. (OSA), (a California corporation), were established to offer significant solutions for certain environmental problems from the development and manufacturing of a range of environmentally safe bio-degradable products. The Company acquired 83.33% of Accu Chem Conversion, Inc. (A California corporation) on October 1, 1999, see Note 5. Accu Chem Conversion, Inc. is engaged in three business areas: Accu Chem Conversion, Inc. performs quality analysis and finalizes inspections on requested flight - sensitive materials for BNA, leases and operates rail unloading spots for hazardous materials, and provides rail and trucking of in-bond shipments. On May 5, 2000 The Company acquired all of the outstanding stock of MAG Transportation, Inc. ( A Utah Corporation). MAG is a Third-Party logistics company, operating in the 11 western Untied States. MAG owns/leases over 20 tractors and 40 trailers, transporting bulk food grade commodities and dust control agents for manufactures, distributors and processors. MAG's maintains its headquarters in Ogden, Utah.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of The Company, it's wholly owned subsidiary, OSA, its 83.33% owned subsidiary Accu Chem Conversion, Inc and it's 100% owned subsidiary MAG Transportation, Inc.
(MAG). Both the acquisition of Accu Chem Conversion, Inc and MAG Transportation were accounted using the purchase method of accounting. See Note 5. All material intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash
----
Cash equivalents are included in cash. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 2000, there were no cash equivalents. The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No 95.

Trade Accounts Receivable
-------------------------
It is the opinion of management that all accounts receivables are considered to be fully collectable, accordingly, no allowance for doubtful accounts was recorded. If amounts are not considered collectable, they will be charged to operations when determination is made.

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories
-----------
Inventories are stated at the lower of costs (first-in, first out) or market.

Intangible Assets
-----------------
Patents, marks and copyrights are capitalized and amortized over five years using the straight-line method.

Research and Development
------------------------
Research and development costs are expensed as incurred.

Equipment and Leasehold Improvements
------------------------------------
Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets. Depreciation and amortization expense for the six months ended June 30, 2000 was $ 110,031

The Equipment and leasehold improvements as of June 30, 2000 includes the following -


        Equipment                                                $ 3,148,429
        Office equipment and furniture                               101,623
        Leasehold Improvements                                       261,465
                                                           ------------------
                                                                   3,511,517
        Less accumulated depreciation and amortization            (2,140,882)
                                                           ------------------
        Net book value                                           $ 1,370,635
                                                           ==================

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


                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000


NOTE 2 - LINE OF CREDIT

The Company has a operating line of credit, renewed annually, with interest only payments due monthly. Interest is 2.35% over the bank's prime rate. The balance as of June 30, 2000 was $ 85,000, which is the maximum borrowing under the line of credit.

NOTE 3 - INSURANCE CONTRACT  PAYABLE

The Company finances it's Insurance premiums over a nine month period. The monthly installments are $ 24,430 with interest at 11.0%, through February 2001.

NOTE 4 - NOTES PAYABLE
Notes payable - Quadratech, Inc.:
---------------------------------
Note payable to Frances Rigney, unsecured, interest payable monthly at 10% per
annum. The note matures July 2001.                                              $   158,500

Note payable to Annetee Kroes, due on demand, interest at 10% per annum, payable
in monthly principal payments of $5,000 per month. The note is unsecured.            34,073

Related party notes, due on demand, interest only at 10% per annum. Notes are held by two shareholders and directors. Proceeds from these notes were used for
the purchase of MAG Transportation, Inc. See Note 5.                                100,000

Notes payable - Accu Chem Conversions, Inc.:
--------------------------------------------
Note payable to Bank of America dated February 11, 1999 is payable in monthly payments of $5,395 including interest at 9% per annum. The note is secured by the fleet assets of the 83.33% owned subsidiary - Accu Chem Conversion, Inc. and is personally guaranteed by three officers and shareholders of The Company.
Principal and interest are payable through March 1, 2004.                           210,190

Business credit line with Bank of America, dated April 26, 1996 accrues interest at 2 3/4% over the bank's prime rate. Principal payments of $ 1,389, plus interest are due monthly. The note matures September 2002. The note is secured by the assets of The Company and is personally guaranteed by three officers and
shareholders.                                                                        37,504

Notes payable to related party, dated February 9, 1998, the note holder is the remaining 16.67 % minority shareholder of Accu Chem Conversion, Inc. Interest accrues at 7% monthly and compounds, the accrued and compounded interest is included as a short term liability on the balance sheet. The notes mature on
December 31, 2008, and are secured by all The Company assets.                       172,283

Note payable to related party dated July 1996 is payable in monthly payments of
$ 444.89, including interest at 12%., and is secured by all Company assets.           5,129

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000

NOTE 4 - NOTES PAYABLE (Continued)

Note payable to Holtrachem is payable in monthly payments of $ 506.91 including interest at 8% per annum. Secured by Automotive equipment, the note matures
October 31, 2000.                                                                    18,668

Note payable to a customer, dated October 1, 1999 is payable in monthly payments of no less than $2,000 plus interest at 8% per annum. The note matures October
10, 2000. The customer and note holder reserve the right of offset should this
note not be paid timely.                                                             13,117

Note payable to Frances Rigney, dated May 29, 1999 is payable in monthly payments of $ 3,000, plus interest at 7.5% per annum. The note matures on
September 29, 2000                                                                   17,751

Note Payable is payable in monthly principal and interest payments of $ 2,460.19
including interest at 10% per annum. The note matures December 31, 2000.             21,572

Various notes payable to stockholders are due on demand, bearing interest at 10%
per annum and are secured by all The Company assets. The notes mature September
2000.                                                                                34,796

Notes payable - MAG Transportation, Inc.:
-----------------------------------------
Many of the following notes are personally guaranteed by the prior Shareholders of MAG. Five notes payable to GE Capital Fleet Services, payable in total monthly installments of $ 12,993, with annual interest ranging from 9.3 % -
11.47%, secured by equipment. Maturites through June 2003.                          313,150

Note payable , dated May 21, 1993, payable in monthly installments of $ 915,
with interest at 9.0%, secured by equipment, maturity at July 2001.                  14,415

Four notes payable to Associates Leasing, Inc., payable in total monthly installments of $ 5,529, with annual interest ranging from 9.% to 14.3%, secured
by equipment. maturities through October 2002.                                       93,937

Seven capital lease agreements to Gold Stone Leasing, payable in total monthly installments of $ 13,049, with annual interest ranging from 7.0% to 12.0%,
secured by equipment. Maturities through April 2003.                                244,630

Note payable, dated August 14, 1998, payable in monthly installments of $2,285,
with interest at 10.25%, secured by equipment, maturity at August 2003.              73,867

Note payable, dated November 5, 1997, payable in monthly installments of $
5,346, with interest at 10.0%, secured ny equipment, maturity at November 2001.      79,804

Note payable, dated February 8, 1999, payable in monthly installments of $
1,403, with interest at 8.755, secured by equipment, maturity at February 2003.      51,639

Two notes payable to Green Tree Financial Servicing Corporation, payable in total monthly installments of $ 3,700, with interest at 8.75%, secured by
equipment, maturaties November 2003.                                                129,976

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000

NOTE 4 - NOTES PAYABLE (Continued)

Note payable, dated August 30, 1996, payable in monthly installments of $ 1,009,
with interest at 10.9&, secured by equipment, maturity August 2001.                  13,204

Note payable to the prior shareholders of MAG Transportation, Inc., payable in monthly installments of $2,257 per month, with interest at 12% per annum.
Maturity at Jan 2003.                                                                62,075
                                                                                ------------

 Total                                                                            1,900,280
 Less current portion                                                              (949,889)
                                                                                ------------
 Long term debt, net of current portion                                         $   950,391
                                                                                ============

Management is addressing the current debt to be paid over the next twelve months, The Company is in the process of refinancing the loans to increase monthly cash flow and liquidity.

Following are matures of long-term debt for each of the next five years:
     2000-2001                                       $ 949,889
     2001-2002                                         441,643
     2002-2003                                         259,758
     2003-2004                                          76,707
     Dec 2008                                          172,283


NOTE 5 - ACQUISITION OF SUBSIDIARIES

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

On May 5, 2000 The Company acquired 100% of MAG Transportation, Inc. ( A Utah Corporation) in a business combination using the purchase method of accounting. The Company paid $150,000 in cash and delivered 187,000 shares of The Company Stock on May 5, 2000. In addition, The Company will pay $95,000 within 180 days from the closing, and on December 31, 2000 will deliver unrestricted Quadratech stock valued at $63,750, the value date will be December 28, 2000. The purchase recorded the assets and liabilities at book value, which resulted in recording Goodwill in the amount of $608,803, this goodwill will be amortized over ten years. See note 1 for a description of MAG's business activity. The Subsidiary purchase liability of $ 158,750 consist of the $95,000 due within 90 days of closing, and the $63,750 of stock value to be delivered on December 29,2000.

NOTE 6 - COMMON STOCK TRANSACTIONS

In January 2000, the Company converted $32,000 of notes payable into 200,000 shares of stock. The Company also sold 250,000 share for $50,000 to finance the MAG acquisition (Note 5).

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000

Note 7 -STOCK OPTIONS

In November 1998, the Company granted 1,600,000 stock options at various exercise prices and expiration dates. As of June 30, 2000, 900,000 shares had been exercised and 300,000 shares were expired. The remaining balance of 400,000 shares will expire on August 31, 2001 and are exercised at $ .25 per share at August 31, 2000 and $ .50 per share at August 31, 2001.

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

The Company leases another rail facility and office space for the greater of $4,000 per month or the product of $ 1.25 multiplied by its shipped weights in excess of 4,000 tons. This lease expired in March 2000 and The Company is currently negotiating a renewal of this lease for another 5 years and will be on a month-to-month until a new lease can be finalized.

The Company leases it's Utah facility from the prior shareholders of MAG Transportation, Inc., the amended lease agreement calls for monthly lease payments of $ 3,500 for three years.

The total rent expense for the six months ended June 30th was $ 92,398.

The Company also leases fleet equipment from Accu Chem Leasing LL., the members of the LL. are three shareholders and officers of The Company. The lease calls for monthly payments of $ 5,555, the lease is on a month-to-month basis. The Company is responsible for maintenance, taxes and insurance on the fleet equipment.

                       See Accountant's Compilation Report

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000

NOTE 9 - COMMITMENTS AND CONTINGENCIES(Continued)

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

The Company also has an employment agreement with the prior shareholder of MAG Transportation, Inc. which calls for an annual base salary of $ 45,500 through May 4, 2001.

Contingencies
-------------

The Company's newly acquired subsidiary MAG Transportation, Inc. entered into a settlement agreement with a third party for damages incurred by the third party. The settlement amount is $10,000,000. At the time of the incident that resulted in the settlement, MAG Transportation, Inc's liability insurance had expired. It is believed that the insurance broker involved with the liability coverage may have to cover this settlement via it's errors and omission insurance, however, this has not occurred as of the date of this balance sheet. For consideration of the settlement agreement entered into by MAG, the plaintiff has agreed not to levy or execute the judgement against the assets or property of MAG or its successors. As a result of the agreement not to enforce this judgement against MAG, the accompany financial statement does not include any accrual for damages to be paid on this judgement.

The Company's majority owned subsidiary, Accu Chem Conversion, Inc., is in dispute with the minority ownership over previous years operating expenses. No reasonable estimate of the loss can be estimated at this time. Therefore, no provision for these disputed charges has been recorded. It is the opinion of management that the issue will be resolved with out financial impact on the company. The Company also has a note payable and lease arrangement with this related party, See Notes 4, and lease commitment early in this note.

NOTE 10 - MAJOR CUSTOMERS

The Company's majority owned subsidiary, Accu Chem Conversion, Inc, has five major customers under contract that accounted for about 70% of The Company's sales in 1999, of which four of these customers have been under contract since 1996. Three of these contracts expire in 2000, renewal is expected for periods from one to five years.

The Company's other Subsidiary (MAG) has one customer which represents 80% of it's business.


                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended June 30, 2000


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








                       See Accountant's Compilation Report

Item II. Management's Discussion and Analysis or Plan of Operation

Results of Operation.

         For the quarter ended June 30 2000, the Company focused on providing Third Party Logistics [3PL] support, the integration of the newly acquired subsidiary, MAG Transport, Inc. to its existing 3PL operations and the development of a marketing plan for its oil absorbent products.

         The Company posted 2nd quarter sales of $956,910 with a total of $2,046,714 in year-to-date sales, with a resulting net income of $82,963 or $.002 per share, as compared to a loss of $.0093/share on gross sales of $35,953 in the second quarter of 1999.

         The increase in sales and profitability, when comparing 2nd quarter of 2000 to 2nd quarter of 1999 was mainly due to the acquisition of the Company's two 3PL divisions, ACCU CHEM Conversion Inc. and MAG Transport, Inc.

         The Company's EBITDA earnings of $276,869 were also the highest in company history, and reflected an increase in short term debt retirement on fleet assets.

         The Company's sales and subsequent profit for the 2nd quarter of 2000 were the largest recorded in the history of the Comapny, and reduced the accumulated deficit by the biggest margin in the Company's history. The acquisition of MAG Transport, Inc., completed in the second quarter of 2000, has resulted in reduced General and Administrative costs through the consolidation of cost centers and other administrative functions throughout the Company's 3PL divisions.

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


Dated: September 14, 2000                   QUADRATECH, INC.
                                            (Company)

                                             By: /s/ Craig G. Robitaille
                                                 --------------------------
                                                 Craig G. Robitaille,
                                                 President