Form 10QSB
period 2000-09-30
QUADRATECH INC \NV\
filed 2000-11-15
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               SEPTEMBER 30, 2000

                         ACCOUNTANT'S COMPILATION REPORT


To the Board of Directors and Stockholders of Quadratech, Inc.

I have Compiled the accompanying balance sheet of Quadratech, Inc. (A Nevada Corporation) and its subsidiaries as of September 30, 2000 and the related consolidated statement of operations and accumulated deficit, and cash flows for the three and nine months then ended. In accordance with Statements On Standards for the Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




/s/ W. William Cary, CPA
Temecula,  CA
November 13, 2000

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash                                                               $   12,233
  Accounts Receivable(Note 1)                                           722,687
  Inventories (Note 1)                                                  114,927
  Miscellaneous receivables                                              19,621
  Prepaid expenses                                                      247,319
                                                                     -----------
     Total Current Assets                                             1,116,787
                                                                     -----------

Fixed Assets
  Equipment & Leasehold improvements, net of                         -----------
    depreciation and amortization (Notes 1,2 & 4)                     1,249,210
                                                                     -----------
Other Assets
  Goodwill, net of amortization of $ 23,242 (Note 5)                    560,749
  Patents, Marks and Copyrights, net of amortization
    of $5,976                                                             9,569
  Deposits                                                               36,440
                                                                     -----------
     Total other assets                                                 606,758
                                                                     -----------

     Total Assets                                                    $2,972,755
                                                                     ===========

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & accrued expenses                               $   455,899
  Payroll taxes payable                                                  48,447
  Accrued income taxes                                                      800
  Accrued interest                                                      120,257
  Insurance contracts payable (Note 3)                                  204,942
  Line of Credit (Note 2)                                                85,000
  Subsidiary purchase liability (Note 5)                                158,750
  Notes Payable, current portions (Note 4)                              964,304
                                                                    ------------
     Total Current Liabilities                                        2,038,399
                                                                    ------------

Long-term Debt, net of current portion (Note 4)                         827,131

Minority interest in equity of subsidiary (Note 5)                       72,097
                                                                    ------------
     Total Liabilities                                                2,937,627
                                                                    ------------
Commitments and Contingencies (Note 9)

Stockholders' Equity
  Common Stock, $.001 par value,
  50,000,000 shares authorized;
  36,963,301 shares issued and outstanding                               36,963

  Paid-in Capital                                                     3,421,974
  Accumulated Deficit                                                (3,423,809)
                                                                    ------------
     Total Stockholders' Equity                                          35,128
                                                                    ------------

     Total Liabilities and Stockholders' Equity                     $ 2,972,755
                                                                    ============

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
             For the three and nine months ended September 30, 2000
                                   (Unaudited)


                                                         SEPTEMBER 30, 2000
                                                    Three Months    Nine Months
                                                   -----------------------------

Sales, net of discounts                            $  1,088,154    $  3,134,868
                                                   -----------------------------

Cost of Sales                                           710,234       1,958,712
                                                   -----------------------------

Gross profit                                            377,920       1,176,156
                                                   -----------------------------

Operating expenses                                      430,054       1,092,414

Income (loss) from operations                           (52,134)         83,742

Other income (expense):
  Rental Income                                          18,600          54,800
  Interest, net                                         (56,142)       (127,017)

Less: Minority income of consolidated subsidiary         (2,606)        (27,397)
                                                   -----------------------------

Loss before provision for income taxes                  (92,282)        (15,872)

Provision for income taxes (Note 1 )                          -            (800)


Net Loss                                           $    (92,282)        (16,672)
                                                   =============

Accumulated deficit beginning of year                                (3,407,137)
                                                                   -------------

Ending Accumulated deficit                                         $ (3,423,809)
                                                                   =============

Net income per share                                                     0.0005
                                                                   =============

Weighted average of shares outstanding                               36,845,301
                                                                   =============

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three and nine months ended September 30, 2000
                                   (Unaudited)


                                                            SEPTEMBER 30, 2000
                                                          3 Months     9 Months
                                                         -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                             $ (92,282)   $ (16,672)
  Adjustments to reconcile net loss to net income to
     net cash provided by operating activities
       Depreciation and amortization                       143,779      253,810
       Accounts Receivable                                 (60,689)      14,773
       Inventory                                             6,518       (5,522)
       Prepaid/other assets                                  7,016     (187,588)
       Accounts payable & accrued expenses                  81,932       (1,486)
       Accrued litigation liability                              0      (11,000)
       Payroll taxes payable                                14,486       (3,669)
       Accrued income taxes                                 (8,200)         800
       Insurance contracts payable                         (13,713)     162,463
       Accrued interest                                      5,189       45,239
       Minority interest in subsidiary                      18,159       27,397
                                                         -----------------------

NET CASH USED BY OPERATING ACTIVITIES                      102,195      278,545
                                                         -----------------------

CASH FROM INVESTING ACTIVITIES:
       Cash used for subsidiary purchase                         0     (150,000)
       Purchase of leasehold improvements & equipment       (6,977)     (25,793)
                                                         -----------------------
         Net cash used in investing activities              (6,977)    (175,793)
                                                         -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of stock                               0       50,187
       Proceeds from shareholder loans                           0      100,000
       Principal payments on long term debt               (108,845)    (244,692)
                                                         -----------------------
         Net cash provided by financing activities        (108,845)     (94,505)
                                                         -----------------------

NET INCREASE IN CASH                                       (13,627)       8,247

BEGINNING OF  PERIOD                                        25,860        3,986
                                                         -----------------------

CASH - September 30, 2000                                $  12,233    $  12,233
                                                         =======================

Supplemental disclosures:
Cash paid during the year for:
       Interest                                          $  50,953    $  81,778
       Income taxes                                      $       -    $     800

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


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

Cash
----

Cash equivalents are included in cash. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of September 30, 2000, there were no cash equivalents. The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No 95.

Trade Accounts Receivable
-------------------------

It is the opinion of management that all accounts receivables are considered to be fully collectable, accordingly, no allowance for doubtful accounts was recorded. If amounts are not considered collectable, they will be charged to operations when determination is made.

                      See Accountant's Compilation Report

                        QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


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

Equipment and Leasehold Improvements
------------------------------------

Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets. Depreciation and amortization expense for the nine months ended September 30, 2000 was $ 253,810.

The Equipment and leasehold improvements as of September 30, 2000 includes the following -

          Equipment                                        $ 3,155,406
          Office equipment and furniture                       101,623
          Leasehold Improvements                               261,465
                                                           ------------
                                                             3,518,494
          Less accumulated depreciation and amortization    (2,269,284)
                                                           ------------
          Net book value                                   $ 1,249,210
                                                           ============

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation is relieved, and any gain or loss is included in operations.

Revenue Recognition
-------------------

Revenue from sales is recognized when products are shipped.

Income taxes
------------

Income taxes are provided for the tax effect of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences in the recognition of depreciation expense. Although The Company has not filed its consolidated Corporate tax return for 1999, management anticipates that the net operating losses of the parent company will be available to offset the profits of Accu Chem Conversion, Inc. for 1999. As of December 31, 1999 the Company has net operating losses for Federal and California of about $ 2,801,813. To the extent not utilized, the carryforwards begin to expire in the year 2009.

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


NOTE 2 - LINE OF CREDIT

The Company has a operating line of credit, renewed annually, with interest only payments due monthly. Interest is 2.35% over the bank's prime rate. The balance as of September 30, 2000 was $ 85,000, which is the maximum borrowing under the line of credit.


NOTE 3 - INSURANCE CONTRACT  PAYABLE

The Company finances it's Insurance premiums over a nine month period. The monthly installments are $ 24,430 with interest at 11.0%, through February 2001.


NOTE 4 - NOTES PAYABLE

Notes payable - Quadratech, Inc.:
---------------------------------

Note payable to Frances Rigney, unsecured, interest payable monthly at
10% per annum. The note matures July 2001.                             $157,030

Note payable to Annetee Kroes, due on demand, interest at 10% per annum, payable in monthly principal payments of $5,000 per month. The
note is unsecured.                                                       34,073

Related party notes, due on demand, interest only at 10% per annum.
Notes are held by two shareholders and directors. Proceeds from these notes were used for the purchase of MAG Transportation, Inc. See Note
5.                                                                      100,000

Notes payable - Accu Chem Conversions, Inc.:
--------------------------------------------

Note payable to Bank of America dated February 11, 1999 is payable in monthly payments of $5,395 including interest at 9% per annum. The note is secured by the fleet assets of the 83.33% owned subsidiary -
Accu Chem Conversion, Inc. and is personally guaranteed by three officers and shareholders of The Company. Principal and interest are
payable through March 1, 2004.                                          198,773

Business credit line with Bank of America, dated April 26, 1996 accrues interest at 2 3/4% over the bank's prime rate. Principal payments of $ 1,389, plus interest are due monthly. The note matures
September 2002. The note is secured by the assets of The Company and
is personally guaranteed by three officers and shareholders.             33,337

Notes payable to related party, dated February 9, 1998, the note holder is the remaining 16.67 % minority shareholder of Accu Chem
Conversion, Inc. Interest accrues at 7% monthly and compounds, the accrued and compounded interest is included as a short term liability on the balance sheet. The notes mature on December 31, 2008, and are
secured by all The Company assets.                                      172,283

Note payable to related party dated July 1996 is payable in monthly payments of $ 444.89, including interest at 12%., and is secured by
all Company assets.                                                       3,937

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


NOTE 4 - NOTES PAYABLE (Continued)

Note payable to Holtrachem is payable in monthly payments of $ 506.91 including interest at 8% per annum. Secured by Automotive equipment,
the note matures October 31, 2000.                                       18,668

Note payable to a customer, dated October 1, 1999 is payable in monthly payments of no less than $2,000 plus interest at 8% per annum.
The note matures October 10, 2000. The customer and note holder
reserve the right of offset should this note not be paid timely.          7,117

Note payable to Frances Rigney, dated May 29, 1999 is payable in monthly payments of $ 3,000, plus interest at 7.5% per annum. This
note is due on demand.                                                    8,751

Note Payable is payable in monthly principal and interest payments of
$ 2,460.19 including interest at 10% per annum. The note matures
December 31, 2000.                                                       14,919

Various notes payable to stockholders are due on demand, bearing interest at 10% per annum and are secured by all The Company assets.
The notes mature September 2000.                                         41,992

Notes payable - MAG Transportation, Inc.:
-----------------------------------------

Many of the following notes are personally guaranteed by the prior
Shareholders of MAG. Five notes payable to GE Capital Fleet Services, payable in total monthly installments of $ 12,993, with annual interest ranging from 9.3 % - 11.47%, secured by equipment. Maturities
through June 2003.                                                      299,997

Note payable, dated May 21, 1993, payable in monthly installments of
$ 915, with interest at 9.0%, secured by equipment, maturity at July
2001.                                                                    14,415

Four notes payable to Associates Leasing, Inc., payable in total monthly installments of $ 5,529, with annual interest ranging from 9.%
to 14.3%, secured by equipment. maturities through October 2002.         81,058


Seven capital lease agreements to Gold Stone Leasing, payable in total monthly installments of $ 13,049, with annual interest ranging from
7.0% to 12.0%, secured by equipment. Maturities through April 2003.     221,017


Note payable, dated August 14, 1998, payable in monthly installments of $2,285, with interest at 10.25%, secured by equipment, maturity at
August 2003.                                                             71,583

Note payable, dated November 5, 1997, payable in monthly installments of $ 5,346, with interest at 10.0%, secured ny equipment, maturity at
November 2001.                                                           74,457

Note payable, dated February 8, 1999, payable in monthly installments of $ 1,403, with interest at 8.755, secured by equipment, maturity at
February 2003.                                                           48,832

Two notes payable to Green Tree Financial Servicing Corporation, payable in total monthly installments of $ 3,700, with interest at
8.75%, secured by equipment, maturaties November 2003.                  126,276

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


NOTE 4 - NOTES PAYABLE (Continued).

Note payable, dated August 30, 1996, payable in monthly installments of $ 1,009, with interest at 10.9&, secured by equipment, maturity
August 2001.                                                             12,133

Note payable to the prior shareholders of MAG Transportation, Inc., payable in monthly installments of $2,257 per month, with interest at
12% per annum. Maturity at Jan 2003.                                     50,787
                                                                    ------------

          Total                                                       1,791,435
          Less current portion                                         (964,304)
                                                                    ------------
          Long term debt, net of current portion                    $   827,131
                                                                    ============


Management is addressing the current debt to be paid over the next twelve months, The Company is in the process of refinancing the loans to increase monthly cash flow and liquidity.

Following are matures of long-term debt for each of the next five years:

          2000-2001                                $  964,304
          2001-2002                                   427,228
          2002-2003                                   195,482
          2003-2004                                    32,138
          Dec 2008                                    172,283


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

On May 5, 2000 The Company acquired 100% of MAG Transportation, Inc. (A Utah Corporation) in a business combination using the purchase method of accounting. The Company paid $150,000 in cash and delivered 187,000 shares of The Company Stock on May 5, 2000. In addition, The Company will pay $95,000 within 180 days from the closing, and on December 31, 2000 will deliver unrestricted Quadratech stock valued at $63,750, the value date will be December 28, 2000. The purchase recorded the assets and liabilities at book value, which resulted in recording Goodwill in the amount of $583,991 this goodwill will be amortized over ten years. See note 1 for a description of MAG's business activity.

The Subsidiary purchase liability of $ 158,750 consist of the $95,000 due within 90 days of closing, and the $63,750 of stock value to be delivered on December 29,2000.


NOTE 6 - COMMON STOCK TRANSACTIONS

In January 2000, the Company converted $32,000 of notes payable into 200,000 shares of stock. The Company also sold 250,000 share for $50,000 to finance the MAG acquisition (Note 5).

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


Note 7 -STOCK OPTIONS

In November 1998, the Company granted 1,600,000 stock options at various exercise prices and expiration dates. As of June 30, 2000, 900,000 shares had been exercised and 300,000 shares were expired. The remaining balance of 400,000 shares will expire on August 31, 2001 and are exercisable at $ .50 per share at August 31, 2001.


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

The Company leases it's Utah facility from the prior shareholders of MAG Transportation, Inc. , the amended lease agreement calls for monthly lease payments of $ 3,500 for three years.

The total rent expense for the nine months ended September 30th was $ 131,572.

The Company also leases fleet equipment from Accu Chem Leasing LL., the members of the LL. are three shareholders and officers of The Company. The lease calls for monthly payments of $ 5,555, the lease is on a month-to-month basis. The Company is responsible for maintenance, taxes and insurance on the fleet equipment.

                       See Accountant's Compilation Report

                         QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


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

The Company's majority owned subsidiary, Accu Chem Conversion, Inc., is in dispute with the minority ownership over previous years operating expenses. No reasonable estimate of the loss can be estimated at this time. Therefore, no provision for these disputed charges has been recorded. It is the opinion of management that the issue will be resolved with out financial impact on the company. The Company also has a note payable and lease arrangement with this related party, See Notes 4. and lease commitment early in this note.


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

                       See Accountant's Compilation Report

                        QUADRATECH , INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Nine Months Ended September 30, 2000


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

                       See Accountant's Compilation Report

Item II. Management's Discussion and Analysis or Plan of Operation

Results of Operation.

         For the quarter ended September 30 2000, the Company focused on providing Third Party Logistics [3PL] support continuing integration of the newly acquired subsidiary, MAG Transport, Inc. and the continued development of a marketing plan for its oil absorbent products.

         The Company posted 3rd quarter sales of $1,088,154 for a total of $3,134,868 in year-to-date sales, with a resulting year-to-date net loss ($15,872) or $.0005 per share, as compared to a loss of $.0114/share on gross sales of $41,932 through the third quarter of 1999.

         The increase in sales and profitability, when comparing 3rd quarter 2000 to 3rd quarter 1999 was mainly due to the acquisition of the Company's two 3PL divisions, ACCU CHEM Conversion Inc. and MAG Transport, Inc., completed in October 1999 and May 2000 respectively.

         The Company's EBITDA earnings of $373,923 for the nine months ended September 2000 were the highest in company history, and reflected continued increase in short term debt retirement on fleet assets.

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


Dated: November 15, 2000                    QUADRATECH, INC.
                                            (Company)

                                             By: /s/ Craig G. Robitaille
                                                 --------------------------
                                                 Craig G. Robitaille,
                                                 President