Form 10KSB
period 2000-12-31
QUADRATECH INC \NV\
filed 2004-06-24
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission file number 000-26856

                                QUADRATECH, INC.
                                ----------------
                 (Name of small business issuer in its charter)

            Nevada                                      95-4396848
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         13226 Nelson
      City of Industry, California                                91746
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number (626) 336-1300

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                               $0.001 Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 of REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 31, 2000, 36,513,301 shares of the Registrant's Common Stock, $0.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $496,563.03 computed at the closing price on that date.

The registrant's revenue for the December 31, 2000 fiscal year was $3,341,480.

                                TABLE OF CONTENTS

                                                                            Page
Item 1. Description of Business................................................4

Item 2. Description of Property................................................6

Item 3. Legal Proceedings......................................................7

Item 4. Submission of Matter to Vote of Security Holders.......................7

Item 5. Market for Common Company Equity and Related Stockholder Matter........8

Item 6. Management's Discussion and Analysis or Plan of Operation..............8

Item 7. Financial Statements...................................................9

Item 8. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act......................9

Item 9. Executive Compensation................................................11

Item 10. Security Ownership of Certain Beneficial Owners and Management.......11

Item 11. Certain Relationships and Related Transactions.......................12

Item 12. Exhibits and Reports on Form 8-K.....................................12

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

         3PL services is the information gathering, order coordination, order processing, supply of transportation equipment and completion of supply, via physical delivery of durable and non- durable goods. The Company has two 3PL wholly owned subsidiaries, Accu Chem Conversion, Inc. [ACC] and MAG Transport, Inc. [MAG]. ACC and MAG perform 3PL services in eleven (11) western state area, with physical Locations in City of Industry and Calipatria California, and Ogden, Utah. The two 3PL subsidiaries operate approximately 30 tractors and 65 trailers that transport hazardous and non-hazardous commodities including wax, sugar, caustics and acids.

The Industry.

         The manufacture of a product used for the clean-up of hazardous spills of oil and oil-based petrochemicals was the initial market sought by the Company. An oil absorbent material is used to absorb the spilled oil. The oil can be removed from the absorbent material and returned or recycled in accordance with all applicable Federal, State and local laws.

         Total Cradle-to-Grave remediation of the product by removing hazardous waste from the customers operations, then recycling or disposing of the used absorbent and waste products into government approved products or services, provides a significant advantage to our customers. The hazardous material disposal industry is growing very rapidly, sparked by increased governmental regulations concerning disposal of these types of materials. Quadratech is currently emphasizing the value of their products and services to those commercial and governmental agencies which are concentrating their attentions on environmentally safe products which are non-toxic, therefore justify our total redemption capability.

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

I. Products.

         A. Oil Absorbent Materials and Alternative-Energy Products. The Company obtained by assignment from Ed V. Lunenschloss U.S. Patent No.5,248,391 issued on September 28, 1993 for its oil absorbent material and currently has the rights/an unrestricted license as an oil-spill cleanup agent, in accordance with Title 23, Division 3, Chapter 10, of the California Code of Regulations. The Company believes that there are other licensed competitors whose products may be used on a restricted basis, i.e., their products, unlike the Company's, cannot be deployed or used in free form in open waterways. Further, such absorbent products are classified as a renewable energy source.

         B. Floor sweeps. The company's floor sweep products absorb and retrieve spilled oil and waste water from airplanes (jet fuel), gasoline stations (gas and diesel), machine shops, barge floors, repair shops and caustic acids, such as battery electrolytes, chromium acid and sulfuric acid.

         C. Pet Litter. Flush it (TM) Pet Litter, made from recycled paper, primarily for the feline market, is more absorbent than clay, silica, and diatomaceous earth. It can be flushed down the toilet, and it helps in cleaning sludge build-up, with its oil and grease absorbency. It is deemed by the Company to be environmentally friendly, biodegradable, with excellent odor control and minimum tracking. Stable Mate, made from recycled paper, is a biodegradable, odor controllable absorbent utilized primarily for horse bedding or other animal uses. The Company's initial testing of the product indicates that it has no adverse health impact on animals. The Company had commenced marketing this product directly to horse owners and to entities who board, either permanently or temporarily (horse racing tracks) and/or transfer animals and to distributors.

         D. Acid Absorbent. A battery acid floor sweep-absorbent also made from recycled paper, is capable of neutralizing acids such as battery electrolytes, chromium acid, and sulphuric acid

II. Services:

         A. ACCU CHEM Conversion, Inc. (ACC) was incorporated in January 1994 under the laws of California. The Company acquired 83% of ACC in October 1999 in a tax-free re-organization plan approved by a majority of the Company's Shareholders. The remaining portion of ACC was acquired in December 2000 for $10,000 in cash authorized by a Board of Directors resolution. This $10,000 was funded through the normal flow of inbound Accounts Receivable.

         The Company acquired the Stock of MAG Transport, Inc. (MAG) on May 5th 2000. MAG, based in Ogden, Utah, provides 3PL services in 11 western states. MAG Operates 20 tractors and 30 trailers hauling food grade bulk commodities and dust control agents for several manufacturers.

         ACC and MAG perform third party logistics support for food, chemical and textile manufacturers located throughout the United States. ACC's third party support services include: operation of two (2) railroad terminals in Southern California, the transportation of both hazardous and non-hazardous materials in a fleet of company owned and operated tractors and trailers, and a Just-In-Time purchase/supply agreement with a leading aerospace company.

         MAG's third-party logistics support include the operations of a fleet of specialized sugar trailers that pick-up, transport and deliver bulk sugar For a leading sugar manufacturer in the Northwestern United States.

         ACC employ's twenty-eight (28) full-time personnel and maintains its Corporate Headquarters in El Monte, California. MAG employ's 25 full time Personnel at its terminal in Ogden, Utah.

Marketing and Sales.

         In 2000 the Company marketed its products principally through both sales representatives and direct marketing in the United States. Though several independent distributors were involved in product sales, this market, both domestic and foreign, still needs further development. The Company in the past has marketed its products successfully for specific emergency spills in Korea, Japan and Hong Kong and looks forward to further development of this market.

         The Company is also developing plans for promotion of their Pet Litter product through nationally known distributors.

         During the time period May 1, 2000 through December 31, 2000, absorbent manufacturing operations were suspended while an ongoing market analysis was undertaken to determine an adequate manufacturing cost structure existed for the available competitive market for absorbent products. Included in this study was a successful pilot plant trial of drying the raw material required to manufacturer absorbent with by-product heat available from ACC's existing 3PL operations in the City of Industry. This market study included negotiations to provide contract manufacturing or custom packaging for other companies that manufacture or sell absorbent products.

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

II.  Services

         The Company's 3PL subsidiaries compete with numerous small, medium and large third-party logistics companies throughout the United States. ACC ranked one-hundred forty first (141st) in total revenue among tank truck carriers in the United States in 2000. MAG's revenue in combination with ACC's will increase the size of The Company, increasing the placement and ranking of annual gross revenue of The Company to the top 100 carriers in the nation for the year 2000.

         ACC benefits from the strategic location of two (2) rail terminals, two
(2) In California with the potential for expansion in other strategic Locations as the market demands. MAG benefits from the strategic location of its assets at or near the point of manufacture of the products it hauls.

Proprietary Information.

         The Company holds a patent for the Oil Absorbent Material and plans to pursue additional patents for floor sweep, pet litter and acid absorbent products.

Employees.

         As of December 31, 2000 the Company had fifty-three (53) full-time employees All through its two (2) subsidiaries, ACC and MAG. A significant amount of production capability has been out-sourced for OSA's product to independent manufacturing contractors to meet existing sales needs.

Item 2. Description of Property.
--------------------------------

         The Company's office is located at 11401 Valley Blvd. Suite 200A, El Monte, California, 91731. The Company leases/rents four (4) other locations:

         1. 300 N. Baldwin Park Blvd, City of Industry, CA 91731

         2. 13226 E. Nelson Avenue, City of Industry, CA 91746

         3. 600 S. Brown Avenue, Calipatria, CA 92233

         4. 188 W. 14th St. Ogden, Utah 84402

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

        As of March 1, 2001 the Company had filed with the SEC, three (3) quarters of Form 10QSB Reports due for 2000, plus 2 8-K filings for unscheduled events in 2000.

Item 4. Submission of Matter to Vote of Security Holders.
---------------------------------------------------------

        None.

Item 5. Market for Common Company Equity and Related Stockholder Matter.
------------------------------------------------------------------------

        As of December 31, 2000 The Company had 36,513,301 shares of record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

        The Company common stock is traded on the bulletin board system under the symbol "QUDT." The table below reflects the high and low bid and ask quotations for each of the Company's fiscal quarters for the two fiscal years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         As of December 31, 2000, the company had issued an outstanding 36,513,301 shares of Common Stock. 25,897,828 of said share of stock have restrictive legends imposed thereon and stop transfer order have been issued to the Company's transfer agent.

                                              1999

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .30               $ .18
2nd Quarter                                   $ .19               $ .13
3rd Quarter                                   $ .31               $ .18
4th Quarter                                   $ .18               $ .13

                                              2000

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .16               $ .10
2nd Quarter                                   $ .11               $ .0625
3rd Quarter                                   $ .09               $ .0475
4th Quarter                                   $ .11               $ .03

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

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

        Comparison of Years ended December 31, 2000 and December 31, 1999.

Results of Operation.

         In 2000, the Company focused its marketing effort for the potential selling of its oil absorbent products to commercial and government accounts as its priority.

        Total revenue for the Company in 2000 was $4,420,282 an increase in sales of $1,078,872 over 1999 sales of $3,341,380.00 mainly due to the gross sales of ACC and MAG combined.

         Division sales were as follows: The OSA division of the Company generated $6,499 in sales for 2000. The ACC division generated $3,065,672 and the MAG Division $1,348,111.

         Due to the Reporting Requirements for a Purchase Method of Acquiring/Business Combination, the Company can now include all ACC's and MAG's profits for the FY 2000 in the annual filing.

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

         ACC's and MAG's expenses for terminal/trucking, administrative and general expenses are within normal guidelines as established by industry standards. During FY 2000, portions of the administrative departments of MAG and ACC were combined, to take advantage of redundant job classifications and to reduce G&A costs. This task is projected to be completed in FY 2001.

In June, 2000 the MAG Subsidiary applied for an SBA loan to refinance its existing Fleet liabilities, to improve cash flow. This loan was not closed as of December 31, 2000, but closed in March 2001. The resulting savings are projected to increase cash flow at a minimum of $10,000 to a maximum of $25,000 per month.

         The Company believes that internally generated funds will be sufficient to maintain the existing business base in all divisions of the Company through 2001. The Company may 1) consider further issuance of stock to cancel indebtedness or to fund any future merger/acquisition, or 2) the re-purchase of common stock in accordance with all applicable SEC laws.

         The liquidity of the Company and its available capital resources have improved greatly as compared to 1999.

         The Company believes that internally generated funds and the sale and issuance of stock for cash, or in cancellation of indebtedness, will provide minimum capitol resources to finance operations, fund capital expenditures and planned research activities. The Company's need for funds has been reduced, predicated upon the significant reduction in property rental, maintenance and G&A expenses as well as the reduction of marketing costs for absorbent products.

Item 7. Financial Statements.
-----------------------------

        The Financial Statements are set forth as an Exhibit hereto.

         a) Exhibit A

Item 8. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

At December 31, 2000, the officers and directors of the Company were:

Name and address                   Age           Position
----------------                   ---           --------

Craig G. Robitaille                 42        Chief Executive
21391 Dockside Circle                         Officer and President
Huntington Beach, Ca  92646

Ted D. Kimbrough                    65        Director & Chairman of the Board
1933 Durango Avenue
Los Angeles, CA  90034

William Snyder                      77        Director
509 South Hindry
Inglewood, CA  90301

Christopher Wiles                   46        Director
23535 Windom Street
West Hills, CA  91304

Michael J. Oliva                    57        Director
10552 Beardsly Circle
Villa Park, CA  92861

Lloyd D. Smithson                   62        Director & Chief Financial Officer
1170 Oakengate Road
San Dimas, CA  91773

Steve Secord                        54        Director
9606 Ann Street
Santa Fe Springs, CA  90670

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

         CHRISTOPHER WILES received a Bachelor of Science degree in Accounting from San Francisco State University, California in 1978. From 1983 to 1988 he was National Sales Manager Teraco, Inc., a company engaged in the manufacture of promotional goods and from 1982 until 1993 was Vice President-Sales for Ocean Manufacturing Corporation, a company engaged in the manufacture of promotional products. From 1993 to the present Mr. Wiles has been engaged in the business of marketing promotional products under the name of CW Marketing & Promotional Services. Mr. Wiles joined the Board on December 27, 1996.

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

         STEVE SECORD graduated from the Rochester Institute of Technology with a BA in Accounting. He passed the CPA exam in New York in 1970. From 1968-1976, Mr. Secord Worked for the Big 8 Accounting firm of Ernst % Ernst in the auditing, consulting and Tax departments. He rose to the level of a Manager in the Consulting Department prior to departing in 1976. After that, he was employed by; Rando Machine Corporation, Tomy Toys, WTC Air Freight, Daylight Transport and Seino America with positions ranging From Controller to CFO until 1993, when he purchased and became the sole owner of Almac Systems Transport in California, where he remains President and CEO.

Item 9. Executive Compensation.
-------------------------------

         The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years ended 1999, and 2000 the following payments were made:

                                                                          Remuneration
                                                                --------------------------------
Name                                Position                        2000                1999
------------------------------------------------------------------------------------------------

Lloyd D. Smithson                   Controller/CFO              $ 70,000.06 (1)       $57,352.72

Craig G. Robitaille                 President and Chief         $ 93,600.00 (1)       $87,000.00
                                    Executive Officer

All Executive officers as a group                               $163,600.06          $154.352.72

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

(1) both officers are under employment contracts that run through February, 2011 with two (2) five (5) year options.

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table sets forth as of December 31, 2000, certain information as to the common stock of the Company owned of record and/or beneficially by each person who is known to the Company to own more than five (5%) percent of the outstanding common stock, and by all officers and directors of the Company.

Name and Address                    Amount Beneficially
of Owner                            and/or Owned Record               Approx. %
-------------------------------------------------------------------------------

Ted D. Kimbrough                          $1,000,000                    1.1%
1933 Durango Avenue
Los Angeles, California 90034

Craig Glen Robitaille                      5,200,000                   14.2%
21391 Dockside Circle
Huntington Street, CA 92646

William Snyder                             3,100,000                    8.5%
409 South Hindry
Inglewood, California 90301

Christopher Wiles                            410,000                    1.1%
23535 Windom Street
West Hills, California 91304

Michael J. Oliva                           5,251,200                   14.4%
10552 Beardsly Circle
Villa Park, CA  92861

Lloyd D. Smithson                          5,000,000                   13.7%
1170 Oakengate Road
San Dimas, CA  91773

Francis Rigney, MD                         3,100,000                    8.5%
2605 California Street
San Francisco, CA  94115-2617
                                        11

Item 11. Exhibits and Reports
------------------------------

         Compiled Financial Statements filed as part of this report, prepared by
W. William Cary of the firm Cary, Troncale & Venturelli LLC, Certified Public Accountant for the fiscal year ended December 31, 2000, with the related consolidated statements of operations and accumulated deficit included.

Item 12. 2000 Audit as Compilation, not an independent auditors report
----------------------------------------------------------------------

         The year 2000 report is being submitted as a compilation report as opposed to an Audit. This is being done due to the inability to reconcile and verify certain accounts of the MAG Transport Inc's. (MAG) general ledger of the Company. The assets and liaibilities of certain expired leases, and their corresponding valuations could not be verified. In the last quarter of 2000, QUDT purchased certain leases and notes pertaining to said leases, which were verfied in their due diligence. The purchase of MAG's assets, subject to certain notes, were verfied. Prior to the sales date of MAG by QUDT, the general ledger was not in a form that could produce financial statements in accordance with general accepted accounting principles. The Company expended significant time and financial resources to provide the Independent Auditor information to reconcile the general ledger accounts of MAG, however the independent auditor was unable to secure the proper information and complete the 2000 audit. At the discretion of the Board of Directors, the 2000 audit was completed as a Compilation so that subsequent years audits could be completed. All of the existing Capital Leases and Notes for the MAG subsidiary of the Company were paid in full in the first quarter of 2001, and the amounts listed on the Consolidated Balance Sheets have been accepted by the Independent auditor for the subsequent periods. The Independent Auditor in the years 2001-2004, has accepted MAG's general ledger.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QUADRATECH INC.

Date: June 18, 2004,

                                           By: /s/ Craig G. Robitaille
                                               ---------------------------
                                               Craig G. Robitaille
                                               President

                         QUADRATECH, INC. & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                         ACCOUNTANT'S COMPILATION REPORT

                                DECEMBER 31, 2000

                         ACCOUNTANT'S COMPILATION REPORT

To the Board of Directors and Stockholders of Quadratech, Inc.

We have compiled the accompanying balance sheet of Quadratech, Inc. (A Nevada Corporation) and its subsidiaries as of December 31, 2000 and the related consolidated statement of operations and accumulated deficit for the year then ended. In accordance with Statements On Standards for the Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A Compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

A statement of cash flows for the year ended December 31, 2000 has not been presented. Generally accepted accounting principles require that such a statement be presented when financial statements purport to present financial position and results of operations.

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

The December 31, 1999 financial statements were audited by us and we expressed an unqualified opinion on them in our report dated May 3, 2000. I have not performed any auditing procedures since that date.

/s/ Troncale, Cary & Company

January 25, 2003

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

Current Assets
  Cash                                                               $   15,683
  Accounts Receivable, net if allowance for doubtful accounts
        of $ 155,000 (Note 1)                                           395,119
Inventories                                                              68,684
                                                                     -----------
Total Current Assets                                                    479,486
                                                                     -----------

Fixed Assets
  Equipment & Leasehold improvements, net of depreciation and
                              amortization (Notes 1, 2 & 4)              907,809
                                                                     -----------
Other Assets
   Patents, Marks and Copyrights, net of amortization of $5,976           9,569
   Deposits                                                              34,135
                                                                     -----------
     Total other assets                                                  43,704
                                                                     -----------

     Total Assets    [See note 14]                                    $1,430,999
                                                                     ===========

                      See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable & accrued expenses                               $   518,175
  Payroll taxes payable                                                 151,367
  Accrued income taxes                                                      900
  Accrued interest                                                      107,835
  Line of Credit (Note 2)                                               85,000
  Subsidiary purchase liability (Note 5)                                158,937
  Due to Related parties (Note 4 and note 14)                           51,789
  Notes Payable, current portions (Note 4)                              861,239
                                                                    ------------
    Total Current Liabilities                                         1,935,242
                                                                    ------------

Long-Term Debt, net of current portion (Note 4)                         859,579

    Total Liabilities (Note 14)                                      2,794,821
                                                                    ------------

Commitments and Contingencies (Note 9)

Stockholders' Equity
  Common Stock, $.001 par value,
  50,000,000 shares authorized;
  36,963,301 shares issued and outstanding                               37,150

  Paid-in Capital                                                     3,453,787
  Accumulated Deficit                                                (4,854,759)

                                                                    ------------
    Total Stockholders' Equity                                       (1,363,822)
                                                                    ------------

      Total Liabilities and Stockholders' Equity (Note 14)          $ 1,430,999
                                                                    ============

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                      For the year ended December 31, 2000

Sales, net of discounts                                            $  4,420,282
                                                                   -------------

Cost of Sales                                                         2,772,455
                                                                   -------------

   Gross profit                                                       1,647,827
                                                                   -------------

Operating expenses                                                    2,188,047

Income (loss) from operations                                          (540,220)

Interest, net                                                          (195,958)

Loss before provision for income taxes and extraordinary item          (736,178)

Provision for income taxes (Note 1, Note 14)                               (900)
                                                                   -------------

Loss before extraordinary item                                         (737,078)

Extraordinary item, loss on purchase of subsidiary   (see note 1)      (710,544)
                                                                   -------------

Net Loss                                                             (1,447,622)

Accumulated deficit beginning of year                                (3,407,137)
                                                                   -------------
Ending Accumulated deficit
                                                                   $ (4,854,759)
                                                                   =============

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 14)
                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)
    Adjustments to reconcile net loss to net income to net cash provided by operating activities
            Depreciation and amortization
            Accounts Receivable
            Inventory
            Prepaid/other assets
            Accounts payable & accrued expenses
            Accrued litigation liability
            Payroll taxes payable
            Accrued income taxes
            Insurance contracts payable
            Accrued interest
            Minority interest in subsidiary

NET CASH USED BY OPERATING ACTIVITIES

CASH FROM INVESTING ACTIVITIES:
            Cash used for subsidiary purchase
            Purchase of leasehold improvements & equipment

                Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of stock
            Proceeds from shareholder loans
            Principal payments on long term debt

                Net cash provided by financing activities

NET INCREASE IN CASH

BEGINNING OF PERIOD

CASH - September 30, 2000

Supplemental disclosures:
Cash paid during the year for:
             Interest
             Income taxes

                       See Accountant's Compilation Report
     The accompany notes are an Integral part of these financial statements

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
--------------------
Quadratech, Inc. (The Company) was formed under the laws of Nevada on February 4, 1994. The Company and its wholly owned subsidiary, Oil Scavenger Absorbent, Inc. (OSA), (a California corporation), were established to offer significant solutions for certain environmental problems from the development and manufacturing of a range of environmentally safe bio-degradable products.
The Company acquired 83.33% of Accu Chem Conversion, Inc. (A California Corporation) on October 1, 1999, and then acquired the remaining 16.67% in December 2000, see Note 5.

Accu Chem Conversion, Inc. is engaged in three business areas: Accu Chem Conversion, Inc. performs quality analysis and finalizes inspections on requested flight - sensitive materials for BNA, leases and operates rail unloading spots for hazardous materials, and provides rail and trucking of in-bond shipments.

On May 5, 2000 The Company acquired all of the outstanding stock of MAG Transportation, Inc. (A Utah Corporation). MAG is a Third-Party logistics company, operating in the 11 western United States. MAG owns/leases over 20 tractors and 40 trailers, transporting bulk food grade commodities and dust control agents for manufactures, distributors and processors. MAG maintains its headquarters in Ogden, Utah. On February 15, 2002, The Company ceased the operations of MAG Transportation.

PRINCIPLES OF CONSOLIDATION
---------------------------
The accompanying consolidated financial statements include the accounts of The Company, it's wholly owned subsidiary, OSA, its 83.33% owned subsidiary Accu Chem Conversion, Inc and its 100% owned subsidiary MAG Transportation, Inc.
(MAG).

Both the acquisition of Accu Chem Conversion, Inc and MAG Transportation were accounted using the purchase method of accounting. See Note 5. All material inter-company accounts and transactions have been eliminated.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH
----
Cash equivalents are included in cash. The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, there were no cash equivalents. The Company prepares its consolidated statements of cash flows using the indirect method as defined under Financial Accounting Standards Board Statement No 95.

TRADE ACCOUNTS RECEIVABLE
-------------------------
It is the opinion of management that all accounts receivables are considered to be fully collectable, accordingly, no allowance for doubtful accounts was recorded. If amounts are not considered collectable, they will be charged to operations when determination is made. Management has done a thorough review of accounts receivable and has charged to expense all accounts receivable considered uncollectible.

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
------------------------------------
Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the assets. Depreciation and amortization expense for the year ended December 31, 2001 Could not be accurately calculated. Note 14
___________.

The Equipment and leasehold improvements as of December 31, 2000 includes the following -

         Equipment (Note 14)                                    $ 3,231,924
         Office equipment and furniture                              14,937
         Leasehold Improvements                                     261,465
                                                                ------------
                                                                  3,508,326
         Less accumulated depreciation and amortization
                                                                ------------
         Net book value                                         $ 3,508,326
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

INCOME TAXES
------------
Income taxes are provided for the tax effect of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to temporary differences in the recognition of depreciation expense. The Company and subsidiaries will be filing separate tax returns for 2000. See Note 12 for discussion of The Companies tax liability.

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

NOTE 2 - LINE OF CREDIT

The Company has an operating line of credit, renewed annually, with interest only payments due monthly. Interest is 2.35% over the bank's prime rate. The balance as of December 31, 2000 was $ 85,000, which is the maximum borrowing under the line of credit.

NOTE 3 - INSURANCE CONTRACT PAYABLE

The Company finances its Insurance premiums over a nine month period. The monthly installments are $ 24,430 with interest at 7.44%, through May 2001.


NOTE 4 - NOTES PAYABLE

NOTES PAYABLE - QUADRATECH, INC.:
---------------------------------
Note payable to Frances Rigney, unsecured, interest payable monthly at 10% per
annum. The note matures July 2001. This note was not paid at maturity.                             $157,030

Note payable to Annette Kroes, due on demand, interest at 10% per annum, payable
in monthly principal payments of $5,000 per month. The note is unsecured.                            34,073

Related party notes, due on demand, interest only at 10% per annum. Notes are held by two shareholders and directors. Proceeds from these notes were used for
the purchase of MAG Transportation, Inc. See Note 5.                                                100,000

NOTES PAYABLE - ACCU CHEM CONVERSIONS, INC.:
--------------------------------------------
Note payable to Bank of America dated February 11, 1999 is payable in monthly payments of $5,395 including interest at 9% per annum. The note is secured by the fleet assets of Accu Chem Conversion, Inc. and is personally guaranteed by three officers and shareholders of The Company. Principal and interest are
payable through March 1, 2004.                                                                      183,988

Business credit line with Bank of America, dated April 26, 1996 accrues interest at 2 3/4% over the banks prime rate. Principal payments of $ 1,389, plus interest is due monthly. The note matures September 2002. The note is secured by the assets of The Company and is personally guaranteed by three officers and shareholders. 29,165

Notes payable, dated February 9, 1998, the note holder was a minority shareholder of Accu Chem Conversion, Inc. Interest accrues at 7% monthly and compounds, the accrued and compounded interest is included as a short term liability on the balance sheet. The notes mature on December 31, 2008, and are secured by all The Company assets. The principal balance of this note is in
dispute, See Note 9                                                                                 172,283

Note payable to related party dated July 1996 is payable in monthly payments
of $ 444.89, including interest at 12%., and is secured by all Company assets.                        2,835





                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

NOTE 4 - NOTES PAYABLE (Continued)

Note payable to Holtrachem is payable in monthly payments of $506.91 including interest at 8% per annum. Secured by Automotive equipment, the note matured on
October 31, 2000. The note was not paid at maturity, and was renegotiated in
2001. The new terms , effective September 27, 2001 are, monthly payments of
$1,250 from October 2001 - June 30, 2002. The payments increase to $2,764
beginning July 2002 - December 31, 2002.                                                             29,420

Various notes payable to stockholders are due on demand, bearing interest at
10% per annum and are secured by all The Company assets.                                             31,956

NOTES PAYABLE - MAG TRANSPORTATION, INC.:
-----------------------------------------
Many of the following notes are personally guaranteed by the prior Shareholders of MAG. However, in March 2001, The Company refinanced these notes. See
Subsequent footnote 13.

Five notes payable to GE Capital Fleet Services, payable in total monthly installments of $12,993, with annual interest ranging from 9.3 % - 11.47%,
secured by equipment. Maturities through June 2003.                                                 242,913

Notes payable in monthly installments of $915, with interest at
9.0%, secured by equipment, maturity at July 2001.                                                   18,463

Four notes payable to Associates Leasing, Inc., payable in total monthly installments of $5,529, with annual interest ranging from 9. % to 14.3%,
secured by equipment. maturities through October 2002.                                               98,458

Seven capital lease agreements to Gold Stone Leasing, payable in total monthly installments of $13,049, with annual interest ranging from 7.0% to 12.0%,
secured by equipment. Maturities through April 2003.                                                282,120

Note payable, dated August 14, 1998, payable in monthly installments of $2,285,
with interest at 10.25%, secured by equipment, maturity at August 2003.                              72,495

Note payable, dated November 5, 1997, payable in monthly installments of $5,346,
with interest at 10.0%, secured by equipment, maturity at November 2001.                             63,490

Note payable, dated February 8, 1999, payable in monthly installments of
$1,403, with interest at 8.755, secured by equipment, maturity at February 2003.                    47,187

Two notes payable to Green Tree Financial Servicing Corporation, payable in total monthly installments of $3,700, with interest at 8.75%, secured by
equipment, maturities November 2003.                                                                122,929





                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

NOTE 4 - NOTES PAYABLE (Continued)

Note payable to the prior shareholders of MAG Transportation, Inc., payable in monthly installments of $2,257 per month, with interest at 12% per annum.
Maturity at Jan 2003.                                                                                51,295
                                                                                                 -----------
 Total                                                                                            1,740,100
Less current portion
                                                                                                 -----------
Long term debt, net of current portion                                                           $1,740,100
                                                                                                 ===========

The Mag transportation notes and capital leases were refinanced in March 2001. See subsequent event footnote 12 for further discussion.

NOTE 5 - ACQUISITION OF SUBSIDIARIES

On October 1, 1999 The Company acquired 83.33% of Accu Chem Conversion, Inc. (A California Corporation) in a business combination using the purchase method of accounting. See note 1 for a description of Accu Chem Conversion Inc.'s business activities. The Company issued 15,000,000 shares of its stock for the purchase. The purchase recorded the assets and liabilities at book value. The Company issued 15,000,000 share of its stock for the purchase. Accu Chem Conversion, Inc acquired the remaining 16.67% outstanding shares in December 2000. As a result, Quadratech, Inc. owned 100 % of Accu Chem Conversion, Inc as of December 31, 2000.

On May 5, 2000 The Company acquired 100% of MAG Transportation, Inc. (A Utah Corporation) in a business combination using the purchase method of accounting. The Company paid $150,000 in cash and delivered 187,000 shares of The Company Stock on May 5, 2000. In addition, The Company will pay $95,000 within 180 days from the closing, and on December 31, 2000 will deliver unrestricted Quadratech stock valued at $63,750, the value date will be December 28, 2000. The purchase recorded the assets and liabilities at book value, which resulted in recording Goodwill in the amount of $583,991, this goodwill will be amortized over ten years. See note 1 for a description of MAG's business activity.

The Subsidiary purchase liability of $158,750 consists of the $95,000 due within 90 days of closing, and the $63,750 of stock value to be delivered on December 29,2000. The $95,000 note was not paid by The Company. The Company renegotiated this note and a lease commitment of $37,000 into one note which calls for monthly payments of $2,200 per month for 60 months. SEE SUBSEQUENT FOOTNOTE 12, THE COMPANY CLOSED DOWN MAG TRANSPORTATION IN FEBRUARY 2002.

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

NOTE 6 - COMMON STOCK TRANSACTIONS

In January 2000, the Company converted $32,000 of notes payable into 200,000 shares of stock. The Company also sold 250,000 share for $50,000 to finance the MAG acquisition (Note 5).

The Company purchased the outstanding shares of the minority shareholder for $10,000. This stock purchase is reflected as Treasury Stock in the equity section of the balance sheet.

Note 7 -STOCK OPTIONS

In November 1998, the Company granted 1,600,000 stock options at various exercise prices and expiration dates. As of June 30, 2000, 900,000 shares had been exercised and 300,000 shares were expired. The remaining balance of 400,000 shares will expire on August 31, 2001 and are exercisable at $.50 per share at August 31, 2001. As of the date of these financial statement, none of the stock options were exercised, and therefore have expired.

NOTE 8 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock outstanding during the period.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES
------
The Company leases its office facilities for $1,500 per month, the lease expires November 2002.

The Company's subsidiary has three leases, the subsidiary leases office and terminal facilities for $4,000 per month from a related party, on a month to month basis, the lease is currently under negotiation. This lease is with the remaining 16.67% shareholder of Accu Chem Conversion, Inc.

The Company leases a warehouse and rail spur facility from the LLC owned by three of its shareholders. This lease calls for monthly lease payments of $6,000 on a month-to-month basis. The Company sub-leases its warehouse for about $5,500 per month.

The Company leases another rail facility and office space for the greater of $4,000 per month or the product of $ 1.25 multiplied by its shipped weights in excess of 4,000 tons. This lease expired in March 2000 and The Company is currently negotiating a renewal of this lease for another 5 years and will be on a month-to-month until a new lease can be finalized.

The Company leases its Utah facility from the prior shareholders of MAG Transportation, Inc., the amended lease agreement calls for monthly lease payments of $3,500 for three years. The Company closed this facility in February 2002. See Subsequent footnote 12.

The total rent expense for the year ended December 31, 2000 was $204,768

The Company also leases fleet equipment from Accu Chem Leasing, LLC. The members of the LLC are three shareholders and officers of The Company. The lease calls for monthly payments of $5,555; the lease is on a month-to-month basis. The Company is responsible for maintenance, taxes and insurance on the fleet equipment.

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS
---------------------
The Company's wholly owned subsidiary, Accu Chem Conversion, Inc. has employment contracts with three of its officers. The contracts are dated March 1, 1996, and call for minimum salaries between $60,000 - $81,600 per year for the first three years, then increasing to $80,000 - $93,600 per year for years four and five. The employee may extend the term for two additional five year terms.
One of the employment contracts was terminated May 24, 2001

The Company also has an employment agreement with the prior shareholder of MAG Transportation, Inc. which calls for an annual base salary of $ 45,500 through May 4, 2001.

CONTINGENCIES

The Company's newly acquired subsidiary MAG Transportation, Inc. entered into a settlement agreement with a third party for damages incurred by the third party. The settlement amount is $10,000,000. At the time of the incident that resulted in the settlement, MAG Transportation, Inc's liability insurance had expired. It is believed that the insurance broker involved with the liability coverage may have to cover this settlement via its errors and omissions insurance, however, this has not occurred as of the date of this balance sheet. For consideration of the settlement agreement entered into by MAG, the plaintiff has agreed not to levy or execute the judgment against the assets or property of MAG or its successors. As a result of the agreement not to enforce this judgment against MAG, the accompany financial statement does not include any accrual for damages to be paid on this judgment.

The Company's majority owned subsidiary, Accu Chem Conversion, Inc., is in dispute with the minority ownership over previous years operating expenses. No reasonable estimate of the loss can be estimated at this time. Therefore, no provision for these disputed charges has been recorded. It is the opinion of management that the issue will be resolved without financial impact on the company. The Company also has a note payable and lease arrangement with this related party, (see Note 4) and lease commitment early in this note. This minority shareholders stock was purchased by the Company in December 2000 for $10,000. This stock purchase is shown on the Balance sheet as Treasury Stock. As of the date of this financial statement, the prior year liability issue has not been resolved.

See Subsequent footnote 13. In March 2001, the Company refinanced the MAG Transportation loans and leases. As of the date of this financial statement, the Company is in default on this loan. The Company has liquidated some of its assets to pay down the loan, however, the final outcome and impact on the Company cannot be determined as of the date of this financial Statement.

NOTE 10 - MAJOR CUSTOMERS

The Company's majority owned subsidiary, Accu Chem Conversion, Inc, has six major customers under contract that accounted for about 75% of The Company's sales in 2000, of which four of these customers have been under contract since 1996. Three of these contracts expire in 2000, renewal is expected for periods from one to five years.

The Company's other Subsidiary (MAG) has one customer which represents 80% of its business.

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

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

NOTE 12 - Tax Provision

The Company and its subsidiaries will be filing separate tax returns for 2000. The tax liability for 2000 is as follows -

                                                Federal                State
                                                -------                -----
Accuchem Conversion, Inc.                       $ 3,260                $ 2,888
Mag Transportation, Inc.                              0                      0
Quadratech, Inc.                                      0                      0
--------------------------------------------------------------------------------
      Total                                     $ 3,260                $ 2,888
--------------------------------------------------------------------------------

Quadratech has Net operating losses of about $ 2,801,813. To the extent not utilized, the loss carry forwards will begin to expire in the year 2009. Mag Transportation's loss carry forward is approximately $ 175,000.

                         QUADRATECH, INC & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

NOTE 13 - Subsequent Events

Refinance of MAG Transportation Note Payable and Capital leases:

The Company paid off the MAG transportation notes and capital leases with an SBA loan. The total loan proceeds were $1,163,200, which included SBA fees of $30,534 and $133,316 for working capital and reduction of accounts payable. The terms of the loan are 2.75% over the bank's prime rate, the initial interest rate was 11.75%. The rate is adjusted quarterly. The note is payable in principal and interest payments of $ 20,378 per month for 74 months. Maturity is March 2008. The loan is secured by the assets of all the entities related to the Company, including the assets of Accu Chem Conversion, Inc., MAG Transportation, Quadratech, Inc, and Accu Chem Leasing, LLC. As discussed in Note 9, three members of Accuchem LLC are shareholders of the Company. This SBA loan is also personally guaranteed by the three officers of the Company. As of the date of this financial statement, the Company is in default on this loan. The Company has sold off some of the collateralized assets and paid down the loan. The Officers of the Company are also in the process of selling some of the assets held by Accuchem, LLC in order to pay off this SBA loan.

The Company entered into a renegotiated loan agreement with the sellers of MAG Transportation. The new loan agreement calls for monthly payments of $2,200 for 60 months. See footnote 5 for further discussion on the Mag Transportation purchase.

In 2001 The Company was subject to a fine from the California Highway Patrol. The fine amount is $60,000.

MAG Transportation ceased operations on February 15, 2002.

NOTE 14 - Compilation report for the year ended December 31, 2000

The year 2000 report is being submitted as a compilation report as opposed to an Audit. This is being done due to the inability to reconcile and verify certain accounts of the MAG Transport Inc's. (MAG) general ledger of the Company. The assets and liaibilities of certain expired leases, and their corresponding valuations could not be verified. In the last quarter of 2000, QUDT purchased certain leases and notes pertaining to said leases, which were verfied in their due diligence. The purchase of MAG's assets, subject to certain notes, were verfied. Prior to the sales date of MAG by QUDT, the general ledger was not in a form that could produce financial statements in accordance with general accepted accounting principles. The Company expended significant time and financial resources to provide the Independent Auditor information to reconcile the general ledger accounts of MAG, however the independent auditor was unable to secure the proper information and complete the 2000 audit. At the discretion of the Board of Directors, the 2000 audit was completed as a Compilation so that subsequent years audits could be completed. All of the existing Capital Leases and Notes for the MAG subsidiary of the Company were paid in full in the first quarter of 2001, and the amounts listed on the Consolidated Balance Sheets have been accepted by the Independent auditor for the subsequent periods. The Independent Auditor in the years 2001-2004, has accepted MAG's general ledger.