Form 10KSB
period 2001-12-31
QUADRATECH INC \NV\
filed 2004-06-24
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

                               $0.001 Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 of REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 31, 2001, 36,513,301 shares of the Registrant's Common Stock, $0.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $82,760.51 computed at the closing price on that date.

The registrant's revenue for the December 31, 2001 fiscal year was $3,147,101.

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

Item 4. Submission of Matter to Vote of Security Holders.......................8

Item 5. Market for Common Company Equity and Related Stockholder Matter........8

Item 6. Management's Discussion and Analysis or Plan of Operation..............8

Item 7. Financial Statements..................................................10

Item 8. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................10

Item 9. Executive Compensation................................................11

Item 10. Security Ownership of Certain Beneficial Owners and Management.......12

Item 11. Exhibits and Reports.................................................12

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

         3PL services is the information gathering, order coordination, order processing, supply of transportation equipment and completion of supply, via physical delivery of durable and non- durable goods. The Company has two 3PL wholly owned subsidiaries, Accu Chem Conversion, Inc. [ACC] and MAG Transport, Inc. [MAG]. ACC and MAG perform 3PL services in eleven (11) western state area, with physical Locations in City of Industry and Calipatria California, and Ogden, Utah. The two 3PL subsidiaries operate approximately 30 tractors and 65 trailers that hauls hazardous and non-hazardous commodities including wax, sugar, caustics and acids.

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

         ACC employ's twenty-four (24) full-time personnel and maintains its Corporate Headquarters in El Monte, California. MAG employ's 12 full time Personnel at its terminal in Ogden, Utah.

Marketing and Sales.

         In 2001 the Company halted the marketing of its products principally through both sales representatives and direct marketing in the United States. This was done to allow time for all company resources to be concentrated on the integration of MAG's operations into The Company's existing 3PL services. The Company maintained all its contacts with all marketing, sales and manufacturing sources waiting during 2001, so that these resources could be developed in the future when the opportunity for marketing and sales is better suited.

         During the time period January 1, 2001 through December 31, 2001, absorbent manufacturing operations remained suspended while an ongoing market analysis was undertaken to determine that an adequate manufacturing cost structure existed for the available competitive market for absorbent products. Adequate inventory of finished product is available to conduct testing and provide samples to potential markets.

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

II.  Services

         The Company's 3PL subsidiaries compete with numerous small, medium and large third-party logistics companies throughout the United States. QUDT ranked one-hundred 110th (110th) in total revenue among tank truck carriers in the United States in 2001. MAG's revenue in combination with ACC's will increase the size of The Company.

         ACC benefits from the strategic location of two (2) rail terminals, both in California with the potential for expansion in other strategic Locations as the market demands. MAG benefits from the strategic location of its assets at/ or near the point of manufacture of the products it hauls.

Proprietary Information.

         The Company holds a patent for the Oil Absorbent Material and has future plans to pursue additional patents for floor sweep, pet litter and acid absorbent products.

Employees.

         As of December 31, 2001 the Company had thirty-six (36) full-time employees All through its two (2) subsidiaries, ACC and MAG. The reduction of employees when comparing 2001 to 2000 is the result of a reduction of sales and routes for the MAG subsidiary of The Company.

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

         As of March 1, 2002 the Company had filed with the SEC, 0quarters of Form 10QSB Reports due for 2000, plus 0 8-K filings for unscheduled events in 2000.

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

         As of December 31, 2001, the company had issued and outstanding 36,513,301 shares of Common Stock. 25,897,828 of said share of stock have restrictive legends imposed thereon and stop transfer order have been issued to the Company's transfer agent.

                                              2001

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .045              $.02
2nd Quarter                                   $ .005              $.001
3rd Quarter                                   $ .02               $.005
4th Quarter                                   $ .015              $.005

                                              2000

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .16               $.10
2nd Quarter                                   $ .08               $.0625
3rd Quarter                                   $ .10               $.0475
4th Quarter                                   $ .06               $.03

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

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

        Comparison of Years ended December 31, 2001 and December 31, 2000.

Results of Operation.

         In 2001, the Company suspended its focus on marketing efforts for the potential selling of its oil absorbent products to commercial and government accounts as its priority. This was done since previous efforts had resulted in minimal successful sales.

         Total revenue for the Company in 2001 was $3,147,101 a decrease in sales of $1,273,151 over 2000 sales of $4,420,282 mainly due to; 1) the voluntary abandoning of non-profitable line hauls for the MAG subsidiary and 2) the combination of loss of sales for the transportation of molasses and liquid sugar for MAG.

         Division sales were as follows: The OSA division of the Company generated $0 in sales for 2001, the ACC division generated $3,147,101, and the MAG Division had "0" reportable sales due to its classification as a discontinued Operation. (See Note 3)

         OSA's expenses have been greatly reduced due to the temporary cessation of manufacturing operations while product lines are evaluated and presented to municipalities, private spill-response contractors, Department of Energy facilities, medical supply distributors, national automotive supply chains and internet pet supply companies. During this evaluation process, OSA's expenses for administrative, general and sales costs will remain at a minimum for the foreseeable future.

         ACC's and MAG's expenses for terminal/trucking, administrative and general expenses are within normal guidelines as established by industry standards. During FY 2001, portions of the administrative departments of MAG and ACC were combined, to take advantage of redundant job classifications and to reduce G&A costs.

         In June, 2000 the MAG Subsidiary applied for an SBA loan to refinance all its existing Fleet liabilities, to improve cash flow. This loan closed in the first quarter of 2001. The new note with American Investment Financial (AIF) was $1.163 million dollars, and paid off all MAG's Capital Leases and Notes for the fleet that MAG operated. The payments on this one note, when compared to the summation of payments of all the Capital Leases and Notes for the same equipment was an improvement in cash flow for MAG of approximately $35,000 per month ($53,000 pre AIF note versus $18,000 on the new note amortized over 7 years). MAG also had its insurance expense reduced $7,000 per month by the addition of MAG's equipment to The Company's existing insurance vendor for the ACC subsidiary. The total cash savings for MAG, when applying the new note payments, insurance changes and administrative reductions was approximately $45,000 per month. With these cost reductions in place, management believed that MAG could produce adequate profits to sustain its own operation, service its own current and old debts, and return borrowed monies, (inter-company loans) to The Company's other subsidiary, ACC. The following chart represents the cash infusion into MAG by the ACC subsidiary of The Company.

2000                  $147,027.93
2001                  $251,160.76
2002                  $ 67,723.18
                      -----------
Total                 $465,911.87
                      ===========

         As the year 2001 progressed, the discovery of additional and previously undisclosed debt (liabilities) due from MAG were uncovered by management. These liabilities are currently the subject of litigation with the previous owners of MAG. The total amounts of these debts, in combination with lower gross sales and the voluntary cessation by management of certain unprofitable routes of MAG, resulted in continued inadequate cash flow from MAG to service all its debt (liabilities). As ACC continued to infuse cash into MAG to give MAG the opportunity to stand alone on its sales and profits, management studied the long term effect of this continual borrowing throughout 2001, and came to the conclusion in late 2001, that MAG could never sustain itself as a stand-alone entity. The MAG subsidiary of The Company was permanently closed February 16, 2002.

         After the 9/11 terrorist attacks, The Company was contacted and has been working with the Department of Homeland Security and the TSA to insure that its facilities meet the guidelines established by Homeland Security for the secure transportation, handling and storage of hazardous materials at its facilites. Through December 31, 2001, no funds have been expended, however significant funds are projected to be expended in years 2002, 2003 and 2004 to meet the requirements set forth by Homeland Security and the TSA.

         The Company believes that internally generated funds will be sufficient to maintain the existing business base in all divisions of the Company through 2001. The Company may 1) consider further issuance of stock to cancel indebtedness or to fund any future merger/acquisition, or 2) the re-purchase of common stock in accordance with all applicable SEC laws.

         The liquidity of the Company and its available capital resources have remained unchanged as compared to 2000

         The Company believes that internally generated funds and the sale and issuance of stock for cash, or in cancellation of indebtedness, will provide minimum capitol resources to finance operations, fund capital expenditures and planned research activities. The Company's need for funds has been reduced predicated upon the significant reduction in property rental, maintenance and G&A expenses as well as the reduction of marketing costs for absorbent products.

Item 7. Financial Statements.
-----------------------------

        The Financial Statements are set forth as an Exhibit hereto.

         a) Exhibit A

Item 8. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

At December 31, 2001, the officers and directors of the Company were:

Name and address                   Age           Position
----------------                   ---           --------

Craig G. Robitaille                 43       Chief Executive
21391 Dockside Circle                        Officer and President
Huntington Beach, Ca  92646

Ted D. Kimbrough                    66       Director & Chairman of the Board
1933 Durango Avenue
Los Angeles, CA  90034

William Snyder                      78       Director
509 South Hindry
Inglewood, CA  90301

Christopher Wiles                   47       Director
23535 Windom Street
West Hills, CA  91304

Michael J. Oliva                    58       Director
10552 Beardsley Circle
Villa Park, CA  92861

Lloyd D. Smithson                   63       Director & Chief Financial Officer*
1170 Oakengate Road
San Dimas, CA  91773

Steve Secord
9606 Ann St
Santa Fe Springs, CA 90670          55       Director

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

         LLOYD D. SMITHSON served as a Branch Operations Officer with Bank of America after which he took a position with a public accounting firm specializing in operational and tax accounting for the transportation and distribution industry. During these same six years he attended Cal State, Los Angeles. For the next eighteen years Mr. Smithson owned and operated his tax accounting and consulting firm. He later became the CFO and General Manager for Admiral Transportation. During this 10-year tenure he became one of the three founders of ACCU CHEM Conversion, Inc. in the City of Industry and has functioned as CFO. (see note 2 below)

         STEVE SECORD graduated from the Rochester Institute of Technology with a BA in Accounting. He passed the CPA exam in New York in 1970. From 1968-1976, Mr. Secord Worked for the Big 8 Accounting firm of Ernst % Ernst in the auditing, consulting and Tax departments. He rose to the level of a Manager in the Consulting Department prior to departing in 1976. After that, he was employed by; Rando Machine Corporation, Tomy Toys, WTC Air Freight, Daylight Transport and Seino America with positions ranging From Controller to CFO until 1993, when he purchased and became the sole owner of Almac Systems Transport in California, where he remains President and CEO.

Item 9. Executive Compensation.
-------------------------------

        The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years ended 2000 and 2001 the following payments were made:


                                                                          Remuneration
                                                                 -------------------------------
Name                                Position                        2001                2000
------------------------------------------------------------------------------------------------

Lloyd D. Smithson                   Controller/CFO               $ 27,225.86 (1)(2)   $70,000.06

Craig G. Robitaille                 President and Chief          $ 93,600.00 (1)      $93,600.00
                                    Executive Officer

All Executive officers as a group                                $120,825.86         $163,600.06

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

(2) Mr. Smithson was released from his employment in May of 2001 by a unanimous vote of the Board of Directors for failure to carry out orders given to him by the Board. Mr. Smithson was also voted off the Board of Directors of The Company at the same time.

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table sets forth as at December 31, 2001, certain information as to the common stock of the Company owned of record and/or beneficially by each person who is known to the Company to own more than five (5%) percent of the outstanding common stock, and by all officers and directors of the Company.

Name and Address                    Amount Beneficially
of Owner                            and/or Owned Record               Approx. %
-------------------------------------------------------------------------------

Ted D. Kimbrough                          $1,000,000                     1.1%
1933 Durango Avenue
Los Angeles, California 90034

Craig Glen Robitaille                      5,200,000                    14.2%
21391 Dockside Circle
Huntington Street, CA 92646

William Snyder                             3,100,000                     8.5%
409 South Hindry
Inglewood, California 90301

Christopher Wiles                            410,000                     1.1%
23535 Windom Street
West Hills, California 91304

Michael J. Oliva                           5,251,200                    14.4%
10552 Beardsley Circle
Villa Park, CA  92861

Lloyd D. Smithson                          5,000,000                    13.7%
1170 Oakengate Road
San Dimas, CA  91773

Francis Rigney, MD                         3,100,000                     8.5%
2605 California Street
San Francisco, CA  94115-2617

Item 11. Exhibits and Reports
------------------------------

         Completed Financial Statements filed as part of this report, prepared by the firm of Spector & Wong LLP, Certified Public Accountant for the fiscal year ended December 31, 2001, with the related consolidated statements of operations, accumulated deficit and cash flows included.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUADRATECH INC.

Date: June 18, 2004

                                            By: /s/ Craig G. Robitaille
                                                ---------------------------
                                                Craig G. Robitaille
                                                President

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and stockholders of Quadratech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Quadratech, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statement of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quadratech, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company's operating losses in prior years and deficit in stockholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 16. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spector and Wong, LLP
Pasadena, California
June 11, 2004

QUADRATECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001
--------------------------------------------------------------------------------

ASSETS
Current Assets
  Accounts receivable, net of allowance for doubtful
     accounts of $29,185                                            $   267,296
  Prepaid expenses                                                        9,200
  Due from related party                                                 70,312
  Net current assets of discontinued operations                          72,061
                                                                    ------------
           Total current assets                                         418,869

Property and equipment, net of accumulated
   depreciation $2,808,519                                              725,876

Other Assets
  Deposits and other assets                                              28,428
  Patents, net of accmulated amortization of $7,012                       8,533
                                                                    ------------
                                                                         36,961
                                                                    ------------

           TOTAL ASSETS                                             $ 1,181,706
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Cash overdraft                                                    $    65,526
  Accounts payable                                                      184,798
  Accrued expenses                                                      497,138
  Line of credit                                                         85,000
  Notes payable, current portion                                        863,052
  Current liabilities of discontinued operations                        156,829
                                                                    ------------
                                                                      1,852,343
Long-term debt                                                        1,099,942
                                                                    ------------

          Total liabilities                                           2,952,285
                                                                    ------------

Stockholders' Deficit
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 36,513,301 issued and outstanding                         36,513
  Common stock to be issued                                                 187
  Additional paid-in capital                                          3,454,237
  Accumulated deficit                                                (5,261,516)
                                                                    ------------
                                                                     (1,770,579)
                                                                    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 1,181,706
                                                                    ============

See Notes to Consolidated Financial Statements

QUADRATECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

  Sales                                                            $  3,147,101

  Cost of sales                                                       1,571,000
                                                                   -------------

    Gross Profit                                                      1,576,101
                                                                   -------------

Operating expenses:
  Selling, general and administrative                                 1,553,271
  Amortization of intangible assets                                       1,036
                                                                   -------------
    Total operating expenses                                          1,554,307

    Operating income                                                     21,794
                                                                   -------------

Other income (expenses):
  Other income, net                                                      26,063
  Recovery of bad debt                                                  132,995
  Interest expense                                                      (65,550)
                                                                   -------------
    Total other income (expenses)                                        93,508

Net income from continuing operations before taxes                      115,302

Provision for taxes                                                      17,677
                                                                   -------------

Net income from continuing operations                                    97,625

(Loss) from discontinued operations, net of income tax
  of $100                                                              (684,887)
                                                                   -------------

Net (loss)                                                         $   (587,262)
                                                                   =============

Per share of common stock:
  Net income from continuing operations                            $       0.00
  Net (loss) from discontinued operations                                 (0.02)
                                                                   -------------
  Net (loss) per share - Basic and Diluted                         $      (0.02)
                                                                   =============

Weighted Average Number of Shares                                    36,513,301

See Notes to Consolidated Financial Statements


QUADRATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------

                                                                     Common
                                                                   Stock and
                                                                   Additional
                                                     Shares of      Paid-in      Accumulated
                                                   Common Stock     Capital        Deficit        Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           36,513,301  $ 3,490,937    $ (4,674,254)$ (1,183,317)

Net loss                                                        0            0        (587,262)    (587,262)
                                                  ----------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                           36,513,301   $3,490,937    $ (5,261,516) $(1,770,579)
                                                  ==========================================================


See Notes to Consolidated Financial Statements


QUADRATECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEAR ENDED DECEMBER 31, 2001
---------------------------------------------------------------------------------------------

Cash Flow From Operating Activities:
  Net income from continuing operations                                          $    97,625
  Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                     389,273
   Provision for bad debt                                                              6,190
   Misc noncash adjustment                                                            (4,120)
   (Increase) decrease in:
     Accounts receivable, net                                                         56,884
     Prepaid expenses                                                                 (9,200)
     Inventories                                                                      68,684
     Deposits and other assets                                                            79
   Increase in:
     Accounts payable and other liabilities                                           80,679
                                                                                 ------------
        Net cash provided by operating activities of continuing operations           686,094
        Net cash (used for) operating activities of discontinued operations         (673,389)
                                                                                 ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                     12,705

Cash Flow From Investing Activities:
  Due from related party                                                             (70,312)
  Investment in subsidiary                                                            (8,783)
  Purchase of property and equipment - continuing operations                         (19,084)
  Purchase of property and equipment - discontinued operations                        (2,595)
                                                                                 ------------
       NET CASH (USED FOR) INVESTING ACTIVITIES                                     (100,774)

Cash Flow From Financing Activities:
  Cash overdraft                                                                      34,917
  Net proceeds from note payable                                                   1,052,502
  Repayments on capital lease obligations                                           (999,350)
                                                                                 ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       88,069

Net increase in cash                                                                      --

Cash at beginning of year                                                                 --
                                                                                 ------------

CASH AT END OF YEAR                                                              $        --
                                                                                 ============

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                              $   193,126
      Taxes paid                                                                 $    35,924


See Notes to Consolidated Financial Statements

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Quadratech, Inc. (the "Company") was formed under the laws of Nevada on February 4, 1994. The Company and its wholly owned subsidiary, Oil Scavenger Absorbent, Inc. ("OSA", a California corporation), were established to offer significant solutions for certain environmental problems from the development and manufacturing of a range of environmentally safe bio-degradable products.

In 1999, the Company acquired all of the outstanding common stock of Accu Chem Conversion, Inc. ("AccuChem"). AccuChem performs quality analysis and finalizes inspections on requested flight - sensitive materials for BNA, leases and operates rail unloading spots for hazardous materials, and provides rail and trucking of in-bond shipments.

In 2000, the Company acquired all of the outstanding stock of MAG
Transportation, Inc. ("MAG", a Utah corporation). MAG is a third-party logistics company, operating in the 11 western Untied States. MAG owns/leases over 20 tractors and 40 trailers, transporting bulk food grade commodities and dust control agents for manufactures, distributors and processors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, OSA, Accu Chem Conversion, Inc. and Mag Transport, Inc., after elimination of all material intercompany accounts and transactions.

USE OF ESTIMATES The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

REVENUE RECOGNITION Operating revenue and related costs are recognized upon delivery provided that pervasive evidence of an arrangement exists, the contract price is fixed and determinable, and collectibility of the resulting receivables is probable.

ALLOWANCE FOR DOUBTFUL ACCOUNTS The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. These estimated losses are based on historical experience in addition to a review of current year status.

In 2001, the Company has collected a written-off account of $132,995. Recovery of bad debt is included in other income.

CASH AND CASH EQUIVALENTS For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: 5 to 7 years for fleet equipment, 5 to 10 years for plant and terminal equipment, and 3 to 7 years for furniture and office equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

INTANGIBLE ASSETS Patents, marks and copyrights are capitalized and amortized over fifteen years using the straight-line method.

INCOME TAXES Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

ADVERTISING COSTS All advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2001 was $811.

DERIVATIVES In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

INCOME (LOSS) PER COMMON SHARE Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. The Company does not have any dilutive items for year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS No. 141 and No. 142 did not have a material effect on the Company's operating results or financial condition.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 143,"Accounting for Asset Retirement Obligations," was issued and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on December 31, 2001. The net operating results, net assets and net cash flows of Mag Transport, Inc. have been reported as Discontinued Operations (see Note 3).

NOTE 3- DISCONTINUED OPERATIONS

On December 21, 2001, the Board of Directors approved to scale down and cease operations of Mag Transport, Inc. (a wholly-owned subsidiary acquired in 2000). The Company liquidated the property and equipment and used the proceeds to pay off liabilities and debt.

Pursuant to SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the consolidated financial statements of the Company have been reclassified to reflect the discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of this business have been segregated in the consolidated statements of operations, consolidated balance sheet and consolidated statements of cash flows. The net operating results, net assets and net cash flows of MAG have been reported as "Discontinued Operations."

Following is summarized financial information for the discontinued operations:

For year ended December 31, 2001
------------------------------------------------------------------------------
Sales                                                              $1,198,858
Cost and expenses                                                  (1,731,575)
Other expenses, net                                                  (152,070)
                                                                   -----------

Net (loss) from discontinued operations, net of applicable tax
of $100 (a)                                                        $ (684,887)
                                                                   ===========

(a) No gain or loss on disposal of business was recognized for year ended December 31, 2001.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3- DISCONTINUED OPERATIONS (CONTINUED)

At December 31, 2001
------------------------------------------------------------------------------
Current assets:
  Accounts receivable                                                $  65,695
  Other current assets                                                   6,366
                                                                     ----------
     Total current assets                                               72,061
Current liabilities:
  Accounts payable and accrued expenses                               (177,594)
                                                                     ----------
Net liabilities of discontinued operations                           $(105,533)
                                                                     ==========

Net cash used for operating activities of discontinued operations is as follows:

For year ended December 31, 2001
----------------------------------------------------------------------------------
Net (loss)                                                               $(684,887)
Adjustments to reconcile net (loss) from discontinued
operations to net cash used for operating activities:
  Provision for bad debt                                                    21,898
  Increase in accounts receivable                                          (22,844)
  Increase in other assets                                                    (738)
  Increase in accounts payable and accrued expenses                         13,182
                                                                         ----------
Net cash used in for operating activities of discontinued operations     $(673,389)
                                                                         ==========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows as of December 31, 2001:

Fleet Equipment                                              $2,760,263
Furniture and office equipment                                   90,703
Plant and terminal equipment                                    415,021
Leasehold improvements                                          268,408
                                                             -----------
                                                              3,534,395
Accumulated depreciation                                     (2,808,519)
                                                             -----------

   Total property and equipment                              $  725,876
                                                             ===========

NOTE 5 - ACCRUED EXPENSES

Accrued expenses are summarized as follows as of December 31, 2001:

Accrued payroll                                              $ 50,576
Delinquent payroll taxes                                      159,940
Accrued interest                                              121,393
Accrued insurance                                               5,892
Other accrued expenses                                        159,337
                                                             --------

   Total accrued expenses                                    $497,138
                                                             ========


QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

As of December 31, 2001, notes payable consist of the followings:

 a) Note payable to Francis Rigney, unsecured, interest payable monthly
 at 10% per annum. The note matures in July, 2001.                              $  157,030

 b) Note payable to Annetee Kroes, unsecured, interest at 10% per annum, payable in monthly principal payments of $5,000. The note was settled on July 22, 2002 in the amount $31,500, payable at $875 per month
 commencing August 1,2002 until paid.                                               31,500

 c) Note payable to related party, unsecured and due on demand. No
 interest was accrued.                                                              50,000

 d) Note payable to related party, unsecured and due on demand. No
 interest was accrued.                                                              50,000

 e) Note payable to prior shareholder of Mag Transport. No interest was
 accrued. The balance was in dispute - see Note 15.                                150,154

 f) Note payable to Bank of America dated February 11, 1999 is payable in monthly payments of $5,395 including interest at 9% per annum. The note is secured by the fleet assets of Accu Chem Conversion, Inc. and is personally guaranteed by three officers and shareholders of the
 Company. Principal and interest are payable through March 1, 2004.                133,977

 g) Note payable to Bank of America dated September 14, 1999 is payable in monthly payments of $1,389 plus interest at 1.725% over the bank rate (6.475% at 12/31/01). The note is secured by the assets of the
 Company and is personally guaranteed by three officers and
 shareholders. The note matures on September 15,2002.                               12,497

 h) Note payable to Admiral Transportation, dated February 9, 1998, is payable in monthly payments of $2,000 including interest at 7% per annum. The note is secured by all assets of the Company. On June 20,
 2003, a new note payable of $84,475 was signed to restructure the old debt. The new note carries interest at 6% and paid in 72 monthly
 installments of $1,400, commencing August 1, 2003.                                172,283

 i) Note payable to Coast Grain, payable in monthly payments of $2,460 including interest at 10% per annum. On July 30, 2003, the Company obtained a compromise settlement and mutual release related to this existing note and the past due rent owed on the El Centro office after
 August 1, 2001.                                                                     9,167

 j) Note payable to HoltraChem, payable in monthly payments of $507 including interest at 8% per annum. Secured by the fleet equipment. On
 October 1, 2001, the term was modified and is payable in monthly payments of $1,250 for first six months and of $2,763 for the remaining
 six months, including interest at 12% per annum.                                   26,601

 k) Note payable to related party, unsecured, and due on demand.
 Interest is accrued at 10% per annum.                                               9,400

 l) Notes payable to related party, unsecured, and due on demand.
 Interest is accrued at 12% per annum.                                              13,373

 m) Note payable to Haycock Petroleum, dated September 4, 2001, is payable in weekly payments of $1,944, including interest at 12% per
 annum. Principal and interest are payable through August 28, 2002.                 60,702

 n) Note payable to American Investment Financial, dated March 2, 2001, is payable in monthly payments of $20,296, including interest at 2.75%
 over the prime rate. The note is guaranteed by the SBA office (75% of note amount) and is secured by the Company's fleet equipment and by
 personal guaranty of the CEO.                                                   1,086,310
                                                                                -----------
Total                                                                            1,962,994
Less: current portion                                                             (863,052)
                                                                                -----------
Long-term debt, net                                                             $1,099,942
                                                                                ===========

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE (CONTINUED)

Following are matures of long-term debt for each of the next five years:

               At December 31,                 Amount
               ---------------              ---------
               2002                         $  863,052
               2003                            217,273
               2004                            194,530
               2005                            196,537
               2006 and over                   491,602
                                            ----------
                 Total                      $1,962,994
                                            ==========

NOTE 7 - LINE OF CREDIT

The Company has an operating line of credit with a bank in the amount of $85,000, renewed annually. The line carries an interest rate of 2.35% over the bank's prime rate (7.10% at December 31, 2001), and requires monthly interest payments. The outstanding borrowing against on this line as of December 31, 2001 was $85,000.

NOTE 8 - INCOME TAX

The Company files separate federal and state income tax returns with its subsidiaries.

The provision for income taxes consisted of the following at December 31, 2001:

               Federal                      $  6,166
               State                          11,611
                                            --------
                 Total                      $ 17,777
                                            ========

As of December 31, 2001, the Company has net operating loss carryforwards, approximately, of $5.3 million and $3.1 million to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2021. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

The deferred net tax assets consist of the following at December 31, 2001:

         Tax benefit on net operating loss carryforward              $2,013,561
         Temporary difference in depreciation and amortization           51,845
         Allowance for doubtful account                                   6,955
         Tax benefit on capital loss carryforward                           901
         Less: valuation allowance                                   (2,073,262)
                                                                     -----------
         Net deferred tax assets                                     $        -
                                                                     ===========

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS

At December 31, 2001, there was no stock option outstanding. All options were expired in the year.

NOTE 10 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share for year ended December 31, 2001:

         Numerator:
           Net income from continuing operations                  $   97,625
           Net (loss) from discontinued operations                  (684,887)
                                                                  -----------
           Net (loss)                                             $ (587,262)
                                                                  -----------

         Denominator:
           Weighted average of common shares                       3,651,301
                                                                  -----------

         Per share of common stock:
           Net income from continuing operations                  $     0.00
           Net (loss) from discontinued operations                     (0.02)
                                                                  -----------
           Net (loss) per share-basic and diluted                 $    (0.02)
                                                                  ===========

NOTE 11 - RELATED PARTY TRANSACTIONS

As of December 31, 2001, the Company had a balance of $70,312 due from Accu Chem Conversions, LLC, of which all three officers of the Company are the members.

NOTE 12 - SEGMENT INFORMATION AND MAJOR CUSTOMERS

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company has only one operating segment - logistics support; accordingly, detailed information of the reportable segment is not presented.

Accu Chem Converions, Inc. had five major customers that accounted for about $2,578,693 or 80% of the Company's sales for year ended December 31, 2001.

NOTE 13 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2001.

NOTE 14 - COMMITMENTS

The Company lease certain facilities and equipment under operating leases. As of December 31, 2001, future minimum annual operating lease payments are as follows:

               Year ended December 31,
               -----------------------
               2002                                        $100,768
               2003                                         100,768
               2004                                         100,768
               2005                                         100,768
               2006 and thereafter                           30,276
                                                           --------
                  Total                                    $433,350
                                                           ========

Rent expense for year ended December 31, 2001 was $173,111, net of sublease income of $18,830.

NOTE 15 - LEGAL PROCEEDINGS

On March 15, 2002, the former owner of Mag Transport, Inc. (MAG) filed a claim against the company alleging that the Company failed to pay and to deliver regarding the Company's purchase of Mag Transport, Inc The alleged amount totaled $216,669 including cash, the Company's common shares and certain equipment. The Company filed a counter claim alleging that the plaintiff had misrepresented MAG's financial condition and had failed to disclose numerous liabilities. The Company believes that they have meritorious defenses against this action and will continue to vigorously defend it. On May 11, 2004, the United States District Court for the District of Utah denied, without prejudice, the Plaintiff's Joint Rule 56 motion for summary judgment and to enforce settlement agreement, and to dismiss the Company's counterclaim. After the acquisition, the Company recorded a liability of $158,937 that due to the Purchase. As of December 31, 2001, the balance reduced to $150,154.

In 2002, A Plus Benefits of SLC, Inc. ("A Plus"), which is a payroll and employee benefits company, filed a claim against Mag Transport, Inc. and the Company for a breach of contract for services rendered in 2001. The parties entered into a settlement agreement in June 2003 providing that MAG and the Company executed a promissory note in favor of A Plus in the amount of $13,600, payable without interest in 18 consecutive monthly installments of $760. In light of the settlement, the lawsuit is currently stayed. The action will be dismissed upon payment in full of the promissory note. The settlement amount of $13,600 was accrued in 2001.

The Workers Compensation Fund of Utah ("WCF") conducted an audit of Mag Transport, Inc., and has asserted a formal claim against the Company for unpaid premiums in the amount of $24,207.56. WCF sent the matter to a collection agency. The parties were unable to resolve the dispute, and the collection agency indicated that WCF will likely to bring a lawsuit, though as of the date hereof it has not done so. As a result of the WCF claim, the Company has asserted a claim for approximately $8,100 against the former owners of MAG, alleging that they wrongfully under reported MAG's payroll to WCF prior to the acquisition of MAG by the Company. The Company intends to contest the remainder of WCF's claims where and if an action is brought by WCF. No accrual was made in 2001.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - LEGAL PROCEEDINGS (CONTINUED)

The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 16 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred significant losses in prior years, which has caused an accumulated deficit of $5,261,516 as of December 31, 2001, and as of that date, the Company's current liabilities exceeded its current assets by $1,433,474 and its total liabilities exceeded its total assets by $1,777,579.

In December 2001, the Company ceased the operations of Mag Transport, Inc. and liquidated all assets of MAG. Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 17 - SUBSEQUENT EVENTS

On July 22, 2002, the Company entered into a settlement agreement to settle a claim by a creditor for a note payable of $50,000 dated May 28, 1999. The Company agreed to pay the creditor a sum of $31,500 with monthly payments of $875 commencing August 1, 2002 (see Note 6b). The settlement was considered a debt restructuring under SFAS no. 15. Accordingly, a gain on debt restructuring of $5,980 was included as other income for year ended December 31, 2001.

On June 20, 2003, AccuChem restructured a debt of $181,683 plus accrued interest of $123,731 with Admiral Transportation. Accordingly, a new note of $84,475 was issued to replace the old debt. The new note is compounded at 6% per annum and is amortized over 6 years commencing August 1, 2003. The settlement is considered to be a debt restructuring under SFAS No. 15 (see Note 6h).

On July 30, 2003, the Company and AccuChem entered into a Compromise Settlement and Mutual Release to settle a dispute with Coast Grain Company for alleged unpaid rent. AccuChem agreed to pay Coast Grain Company a sum of $47,500 with monthly payments through 2007 (see Note 6i).

In 2002, Mag Transport, Inc. has liquidated most of its assets. The total proceeds of $456,700 were transferred to American Investment Financial for partial debt payment.