Form 10KSB
period 2002-12-31
QUADRATECH INC \NV\
filed 2004-06-24
CIK 1001433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

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

                               $0.001 Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 of REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 31, 2002, 36,513,301 shares of the Registrant's Common Stock, $0.001 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (i.e. excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $16,552.10 computed at the closing price on that date.

The registrant's revenue for the December 31, 2002 fiscal year was $2,507,882.

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

Item 5. Market for Common Company Equity and Related Stockholder Matter........8

Item 6. Management's Discussion and Analysis or Plan of Operation..............9

Item 7. Financial Statements..................................................10

Item 8. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................10

Item 9. Executive Compensation................................................12

Item 10. Security Ownership of Certain Beneficial Owners and Management.......13

Item 11. Exhibits and Reports.................................................13

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

        3PL services is the information gathering, order coordination, order processing, supply of transportation equipment and completion of supply, via physical delivery of durable and non- durable goods. The Company has two 3PL wholly owned subsidiaries, Accu Chem Conversion, Inc. [ACC] and MAG Transport, Inc. [MAG]. ACC and MAG perform 3PL services in eleven (11) western state area, with physical Locations in City of Industry and El Centro California, and Ogden, Utah. The two 3PL subsidiaries operate approximately 30 tractors and 65 trailers that haul hazardous and non-hazardous commodities including wax, sugar, caustics and acids.

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

        In previous years, the Company has focused attention on providing absorbent products for four separate markets: oil and acid absorbents, agricultural applications and pet litter. Each product line has its own market. The oil and acid absorbent material is sold in the hazardous material market; the agricultural market applies to several applications, i.e. egg washing, animal bedding material, and effluent management; the pet litter is a grocery and catalog item which has the unique capability of being flushed down the toilets while providing odor removal and significant absorbent qualities.

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

         ACC employ's twenty-four (24) full-time personnel and maintains its Corporate Headquarters in El Monte, California. MAG's employees were laid off when MAG was closed February 16,2002.

Marketing and Sales.

         In 2002 the Company continued its halt on the marketing of its products principally through both sales representatives and direct marketing in the United States. This was done to allow time for all company resources to be concentrated on the integration of MAG's operations into The Company's existing 3PL services. The Company maintained all its contacts with all marketing, sales and manufacturing sources waiting during 2001, so that these resources could be developed in the future when the opportunity for marketing and sales is better suited.

         During the time period January 1, 2002 through December 31, 2002, absorbent manufacturing operations remained suspended while an ongoing market analysis was undertaken to determine an adequate manufacturing cost structure existed for the available competitive market for absorbent products. Adequate inventory of finished product is available to conduct testing and provide samples to potential markets.

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

II.  Services

         The Company's 3PL subsidiaries compete with numerous small, medium and large third-party logistics companies throughout the United States. QUDT ranked in top one-hundred fifty (150) in total revenue among tank truck carriers in the United States in 2001.

         ACC benefits from the strategic location of two (2) rail terminals, both in California with the potential for expansion in other strategic Locations as the market demands.

Proprietary Information.

         The Company holds a patent for the Oil Absorbent Material and has future plans to pursue additional patents for floor sweep, pet litter and acid absorbent products.

Employees.

         As of December 31, 2002 the Company had twenty-four (24) full-time employees all through its subsidiary ACC. The reduction of employees when comparing 2002 to 2001 is the result of the closure of MAG.

Item 2. Description of Property.
--------------------------------

         The Company's office is located at 11401 Valley Blvd. Suite 200A, El Monte, California, 91731. The Company leases/rents four (4) other locations:

         1. 300 N. Baldwin Park Blvd, City of Industry, CA 91731

         2. 13226 E. Nelson Avenue, City of Industry, CA 91746

         3. 605 N. 3rd Street, El Centro, CA 92233

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

        As of March 1, 2002 the Company had filed with the SEC, none of the Required 10QSB or 10K filings for the years 2001 and 2002, due to the inability Of the Independent Auditor to reconcile MAG's Capital Leases and Notes in the 2000 audit. This problem with reconciliation has persisted since the fourth quarter of 2000, and is explained fully in the 2000 Compilation report.

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

        The Company's common stock is traded on the bulletin board system under the symbol "QUDT." The table below reflects the high and low bid and ask quotations for each of the Company's fiscal quarters for the two fiscal years covered by this report. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         As of December 31, 2002, the company had issued and outstanding 36,513,301 shares of Common Stock. 25,897,828 of said share of stock have restrictive legends imposed thereon and stop transfer order have been issued to the Company's transfer agent.

                                              2001

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .045              $.02
2nd Quarter                                   $ .005              $.001
3rd Quarter                                   $ .02               $.005
4th Quarter                                   $ .015              $.005

                                              2002

                                              HIGH                LOW
                                              ----                ---
1st Quarter                                   $ .04               $.01
2nd Quarter                                   $ .01               $.0001
3rd Quarter                                   $ .001              $.00001
4th Quarter                                   $ .0001             $.00001

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

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

        Comparison of Years ended December 31, 2002 and December 31, 2001.

Results of Operation.

         In 2002, the Company continued the suspension on its marketing efforts for the potential selling of its oil absorbent products to commercial and government accounts as its priority. This was done since previous efforts had resulted in minimal successful sales.

        Total revenue for the Company in 2002 was $2,507,882 a decrease in sales of $639,219 over 2001 sales of $3,147,101 mainly due to; 1) the voluntary cessation of MAG's operations permanently in February of 2002 and (2) the voluntary non-renewal of BNA's JIT supply agreement by the ACC division of The Company in July of 2002.

         Division sales were as follows: The OSA division of the Company generated $694 in sales for 2001. The ACC division generated $2,507,188.

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

         In June, 2000 the MAG Subsidiary applied for an SBA loan to refinance all its existing Fleet liabilities, to improve cash flow. This loan closed in the first quarter of 2001. The new note with American Investment Financial (AIF) was $1.163 million dollars, and paid off all MAG's Capital Leases and Notes for the fleet that MAG operated. The payments on this one note, when compared to the summation of payments of all the Capital Leases and Notes for the same equipment was an improvement in cash flow for MAG of approximately $35,000 per month ($53,000 pre AIF note versus $18,000 on the new note amortized over 7 years). MAG also had its insurance expense reduced $7,000 per month by the addition of MAG's equipment to The Company's existing insurance vendor for the ACC subsidiary. The total cash savings for MAG, when applying the new note payments, insurance changes and administrative reductions was approximately $45,000 per month. With these cost reductions in place, management believed that MAG could produce adequate profits to sustain its own operation, service its own current and old debts, and return borrowed monies (inter-company loans) to The Company's other subsidiary, ACC.

         As the year 2001 progressed, the discovery of additional and previously undisclosed debt (liabilities) due from MAG were uncovered by management. These liabilities are currently the subject of litigation with the previous owners of MAG. The total amounts of these debts, in combination with lower gross sales and the voluntary cessation by management of certain unprofitable routes of MAG, resulted in continued inadequate cash flow from MAG to service all its debt (liabilities). As ACC continued to infuse cash into MAG throughout 2001, to give MAG the opportunity to stand alone on its own sales and profits, management studied the long term effect of this continual borrowing throughout 2001, and came to the conclusion in late 2001 that MAG could never sustain itself as a stand-alone entity.

         In 2002, after analyzing all MAG's liabilities, sales and profits, The Company's Board of Directors made the decision in December of 2001 to close MAG down at earliest time available in 2002. The note to AIF was 30 days arrears as of December 31, 2001, and MAG's 1) current cash flow and 2) profitability as of December 31, 2001 could not support all MAG's debt any longer. By the date of the permanent closure of MAG in February of 2002, plans to liquidate MAG's assets to pay down the AIF note were in process. The closure of MAG resulted in the permanent layoff of all MAG's employees. Some of the assets of MAG were sold off in 2002, with the remaining assets being liquidated in 2003. In accordance with the Note that AIF held against MAG, and with the prior approval of The Company's legal Council and AIF's legal Council the proceeds of all liquidated assets were applied to pay down the note balance, accrued interest, late charges and attorney fees. The matter of MAG's undisclosed liabilities is the matter of litigation between The Company and the previous owners of MAG.

         After the 9/11 terrorist attacks, The Company was contacted and has been working with the Department of Homeland Security and the TSA to insure that its facilities meet the guidelines established by Homeland Security for the secure Transportation, handling and storage of hazardous materials at its facilites. Through December 31, 2002, no funds have been expended, however significant funds are projected to be expended in years 2003 and 2004 to meet the requirements set forth by Homeland Security and the TSA.

         The Company believes that internally generated funds will be sufficient to maintain the existing business base in all divisions of the Company through 2002 and 2003. The Company may 1) consider further issuance of stock to cancel indebtedness or to fund any future merger/acquisition, or 2) the re-purchase of common stock in accordance with all applicable SEC laws.

         The liquidity of the Company and its available capital resources have remained unchanged as compared to 2001

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
        ---------------------------------------

At December 31, 2002, the officers and directors of the Company were:

Name and address                  Age                Position
----------------                  ---                --------

Craig G. Robitaille                44           Chief Executive
21391 Dockside Circle                           Officer and President
Huntington Beach, Ca  92646

Ted D. Kimbrough                   67           Director & Chairman of the Board
1933 Durango Avenue
Los Angeles, CA  90034

William Snyder                     79           Director
509 South Hindry
Inglewood, CA  90301

Christopher Wiles                  48           Director
23535 Windom Street
West Hills, CA  91304

Michael J. Oliva                   59           Director
10552 Beardsley Circle
Villa Park, CA  92861

Steve Secord
9606 Ann St
Santa Fe Springs, CA 90670         56           Director

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

Item 9. Executive Compensation.
-------------------------------

        The following table sets forth the cash compensation which was paid by the Company for services rendered to the Company. During fiscal years ended 2001 and 2002 the following payments were made:

                                                                          Remuneration
                                                                ---------------------------------
Name                                Position                        2001             2002
-------------------------------------------------------------------------------------------------

Craig G. Robitaille                 President and Chief         $ 93,600.00 (1)       $93,600.00
                                    Executive Officer

Lloyd D. Smithson                   Secretary/Treasurer         $ 27,225.86 (1)(2)    $0
                                    and Controller

All Executive officers as a group                               $120,825.86           $93,600.00

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

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table sets forth as at December 31, 2002, certain information as to the common stock of the Company owned of record and/or beneficially by each person who is known to the Company to own more than five (5%) percent of the outstanding common stock, and by all officers and directors of the Company.

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

Item 11. Exhibits and Reports
------------------------------

         Completed Financial Statements filed as part of this report, prepared by the firm of Spector & Wong LLP, Certified Public Accountant for the fiscal year ended December 31, 2002, with the related consolidated statements of operations, accumulated deficit and cash flows included.

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

Date: June 18, 2004

                                              By: /s/ Craig G. Robitaille
                                                  ---------------------------
                                                  Craig G. Robitaille
                                                  President

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and stockholders of Quadratech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Quadratech, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quadratech, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's operating losses in prior years and deficit in stockholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spector and Wong, LLP
Pasadena, California
June 11, 2004

QUADRATECH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
--------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash                                                              $    10,004
  Accounts receivable, net of allowance for doubtful
     accounts of $39,791                                                165,235
  Prepaid expenses                                                       26,372
  Due from related party                                                 41,244
                                                                    ------------
           Total current assets                                         242,855

Property and equipment, net of accumulated
   depreciation $1,043,954                                              362,941

Other Assets
  Deposits and other assets                                              25,428
  Patents, net of accmulated amortization of $8,048                       7,497
                                                                    ------------
                                                                         32,925
                                                                    ------------

           TOTAL ASSETS                                             $   638,721
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                                  $   241,379
  Accrued expenses                                                      524,808
  Line of credit                                                         81,352
  Notes payable, current portion                                      1,305,837
  Current liabilities of discontinued operations                        148,418
                                                                    ------------
                                                                      2,301,794
Long-term debt                                                          181,853
                                                                    ------------

          Total liabilities                                           2,483,647
                                                                    ------------

Stockholders' Deficit
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 36,513,301 issued and outstanding                         36,513
  Common stock to be issued                                                 187
  Additional paid-in capital                                          3,454,237
  Accumulated deficit                                                (5,335,863)
                                                                    ------------
                                                                     (1,844,926)
                                                                    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $   638,721
                                                                    ============

See Notes to Consolidated Financial Statements


QUADRATECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For years ended December 31,                                        2002               2001
------------------------------------------------------------------------------------------------
  Sales                                                         $  2,507,882       $  3,147,101

  Cost of sales                                                    1,163,638          1,571,000
                                                                -------------      -------------

    Gross Profit                                                   1,344,244          1,576,101
                                                                -------------      -------------

Operating expenses:
  Selling, general and administrative                              1,345,287          1,553,271
  Amortization of intangible assets                                    1,036              1,036
                                                                -------------      -------------
    Total operating expenses                                       1,346,323          1,554,307

    Operating income (loss)                                           (2,079)            21,794
                                                                -------------      -------------

Other income (expenses):
  Other income, net                                                   52,011             26,063
  Recovery of bad debt                                                    --            132,995
  Interest expense                                                   (51,667)           (65,550)
                                                                -------------      -------------
    Total other income (expenses)                                        344             93,508

Net income (loss) from continuing operations before taxes             (1,735)           115,302

Provision for taxes                                                   24,927             17,677
                                                                -------------      -------------

Net income (loss) from continuing operations                         (26,662)            97,625

Net (loss) from discontinued operations, net of income tax
  of $100                                                            (47,685)          (684,887)
                                                                -------------      -------------

Net (loss)                                                      $    (74,347)      $   (587,262)
                                                                =============      =============

Per share of common stock:
  Net income (loss) from continuing operations                  $      (0.00)      $       0.00
  Net (loss) from discontinued operations                              (0.00)             (0.02)
                                                                -------------      -------------
  Net (loss) per share - Basic and Diluted                      $      (0.00)      $      (0.02)
                                                                =============      =============

Weighted Average Number of Shares                                 36,513,301         36,513,301


See Notes to Consolidated Financial Statements


QUADRATECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR YEARS ENDED DECEMBER 31, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------

                                                                    Common
                                                                  Stock and
                                                                  Additional
                                                   Shares of       Paid-in        Accumulated
                                                  Common Stock     Capital          Deficit           Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                        36,513,301    $ 3,490,937     $ (4,674,254)   $ (1,183,317)

Net loss                                                     0              0         (587,262)       (587,262)
                                                ---------------------------------------------------------------

Balance at December 31, 2001                        36,513,301      3,490,937       (5,261,516)     (1,770,579)

Net loss                                                     0              0          (74,347)        (74,347)
                                                ---------------------------------------------------------------

BALANCE AT DECEMBER 31, 2002                        36,513,301    $ 3,490,937     $ (5,335,863)   $ (1,844,926)
                                                ===============================================================


See Notes to Consolidated Financial Statements


QUADRATECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For years ended December 31,                                                        2002              2001
--------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
  Net income (loss) from continuing operations                                  $   (26,662)      $    97,625
  Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                    110,022           389,273
   Provision for bad debt                                                            10,606             6,190
   Gain on sale of property and equipment                                          (121,755)               --
   Misc noncash adjustment                                                               --            (4,120)
   (Increase) decrease in:
     Accounts receivable, net                                                        91,455            56,884
     Prepaid expenses                                                               (17,172)           (9,200)
     Inventories                                                                          0            68,684
     Deposits and other assets                                                        3,000                79
   Increase in:
     Accounts payable and other liabilities                                          84,251            80,679
                                                                                ------------      ------------
        Net cash provided by operating activities of continuing operations          133,745           686,094
        Net cash provided by (used for) operating activities of
        discontinued operations                                                      15,965          (673,389)
                                                                                ------------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                   149,710            12,705

Cash Flow From Investing Activities:
  Due from related party                                                             29,068           (70,312)
  Investment in subsidiary                                                               --            (8,783)
  Proceeds received from sale of property and equipment                             484,556                --
  Purchase of property and equipment - continuing operations                       (108,852)          (19,084)
  Purchase of property and equipment - discontinued operations                           --            (2,595)
                                                                                ------------      ------------
       NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                         404,772          (100,774)

Cash Flow From Financing Activities:
  Cash overdraft                                                                    (65,526)           34,917
  Net proceeds from (repayments on) notes payable                                  (478,952)        1,052,502
  Repayments on capital lease obligations                                                 0          (999,350)
                                                                                ------------      ------------
      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                         (544,478)           88,069

Net increase in cash                                                                 10,004                --

Cash at beginning of year                                                                --                --
                                                                                ------------      ------------

CASH AT END OF YEAR                                                             $    10,004       $        --
                                                                                ============      ============

Supplemental Disclosures of Cash Flow Information:
      Interest paid                                                             $    35,622       $   193,126
      Taxes paid                                                                $    10,978       $    35,924


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

ADVERTISING COSTS All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was $1,565 and $811, respectively.

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

INCOME (LOSS) PER COMMON SHARE Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. The Company does not have any dilutive items in both 2002 and 2001.

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on December 31, 2001. The net operating results, net assets and net cash flows of Mag Transport, Inc. have been reported as Discontinued Operations (see Note 4).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations.

NOTE 3 - LIQUIDITY

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred significant losses in prior years, which has caused an accumulated deficit of $5,335,863 as of December 31, 2002, and as of that date, the Company's current liabilities exceeded its current assets by $2,058,939 and its total liabilities exceeded its total assets by $1,844,926.

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

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - DISCONTINUED OPERATIONS

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

Following is summarized financial information for the discontinued operations:


                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
LOSS FROM DISCONTINUED OPERATIONS                                  2002            2001
-------------------------------------------------------------------------------------------
Sales                                                           $ 128,606       $1,198,858
Cost and expenses                                                (125,882)      (1,731,575)
Other expenses, net                                              ( 58,948)        (152,070)
Gain on disposal of assets                                        121,273                0
                                                                ----------      -----------
Net (loss) from discontinued operations, net of applicable
tax of $100                                                     $ (47,685)      $ (684,887)
                                                                ==========      ===========

                                                                        December 31,
NET LIABILITIES OF DISCONTINUED OPERATIONS                         2002              2001
-------------------------------------------------------------------------------------------
Current assets:
  Accounts receivable                                           $       0        $  65,695
  Other current assets                                                  0            6,366
                                                                ----------       ---------
     Total current assets                                               0           72,061
Current liabilities:
  Accounts payable and accrued expenses                           148,418          177,594
                                                                ----------       ----------
Net liabilities of discontinued operations                      $(143,635)       $(105,533)
                                                                ==========       ==========

Net cash provided by (used for) operating activities of discontinued operations is as follows:

                                                                 Years ended December 31,
                                                                  2002             2001
-------------------------------------------------------------------------------------------
Net (loss)                                                    $ (47,685)        $(684,887)
Adjustments to reconcile net (loss) from
discontinued operations to net
cash used for operating activities:
  Provision for bad debt                                              0            21,898
  (Increase) Decrease in:
    Accounts receivable                                          65,695           (22,844)
    Other assets                                                  6,366              (738)
  Increase (Decrease) in accounts payable and
     accrued expenses                                            (8,411)           13,182
                                                              ----------        ----------
Net cash provide by (used in) for operating
activities of discontinued operations                         $  15,965         $(673,389)
                                                              ==========        ==========

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

                                                       December 31,
                                                   2002           2001
--------------------------------------------------------------------------
Fleet Equipment                                 $  637,673     $2,760,263
Furniture and office equipment                      90,151         90,703
Plant and terminal equipment                       316,790        415,021
Leasehold improvements                             362,281        268,408
                                                -----------    ----------
                                                 1,406,895      3,534,395
Accumulated depreciation                        (1,043,954)    (2,808,519)
                                                -----------    -----------

   Total property and equipment                 $  362,941     $  725,876
                                                ===========    ===========

NOTE 6 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

                                                      December 31,
                                                  2002            2001
-------------------------------------------------------------------------
Accrued payroll                                 $ 39,630       $ 50,576
Delinquent payroll taxes                         113,365        159,940
Accrued interest                                 156,318        121,393
Accrued insurance                                 50,505          5,892
Other accrued expenses                           164,990        159,337
                                                --------       --------

   Total accrued expenses                       $524,808       $497,138
                                                ========       ========

NOTE 7 - LINE OF CREDIT

The Company has an operating line of credit with a bank in the amount of $85,000, renewed annually. The line carries an interest rate of 2.35% over the bank's prime rate (6.60% at December 31, 2002), and requires monthly interest payments. The outstanding borrowing against on this line as of December 31, 2002 and 2001 was $81,352 and $85,000, respectively.


QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the followings:
                                                                                       December 31,
                                                                                  2002               2001
-------------------------------------------------------------------------------------------------------------
a) Note payable to Francis Rigney, unsecured, interest payable monthly
at 10% per annum. The note matures in July, 2001.                               $  157,030        $  157,030

b) Note payable to Annetee Kroes, unsecured, interest at 10% per annum, payable in monthly principal payments of $5,000. The note was settled on July 22, 2002 in the amount $31,500, payable at $875 per month
commencing August 1, 2002 until paid.                                               26,250            31,500

c) Note payable to related party, unsecured and due on demand. No
interest was accrued.                                                               50,000            50,000

d) Note payable to related party, unsecured and due on demand. No
interest was accrued.                                                               50,000            50,000

e) Note payable to a prior shareholder of Mag Transport. No interest
was accrued. The balance was in dispute - see Note 15.                             150,154           150,154

f) Note payable to Bank of America dated February 11, 1999 is payable in monthly payments of $5,395 including interest at 9% per annum. The note is secured by the fleet assets of AccuChem and is personally guaranteed by the officers. Principal and interest are payable through
March 1, 2004.                                                                      80,232           133,977

g) Note payable to Bank of America dated September 14, 1999 is payable in monthly payments of $1,389 plus interest at 1.725% over the bank rate. The note is secured by the assets of the Company and is personally guaranteed by the officers. The note matures on September
15, 2002.                                                                                -            12,497

h) Note payable to Admiral Transportation, dated February 9, 1998, is payable in monthly payments of $2,000 including interest at 7% per annum. The note is secured by all assets of the Company. On June 20,
2003, a new note payable of $84,475 was signed to restructure the old debt. The new note carries interest at 6% and paid in 72 monthly
installments of $1,400, commencing August 1, 2003.                                 172,283           172,283

i) Note payable to Coast Grain, payable in monthly payments of $2,460 including interest at 10% per annum. On July 30, 2003, the Company obtained a compromise settlement and mutual release related to this existing note and the past due rent owed on the El Centro office after
August 1, 2001.                                                                     47,500             9,167

j) Note payable to HoltraChem, payable in monthly payments of $507 including interest at 8% per annum. Secured by the fleet equipment. On
October 1, 2001, the term was modified and is payable in monthly payments of $1,250 for first six months and of $2,763 for the remaining
six months, including interest at 12% per annum.                                    13,617            26,601

k) Note payable to related party, unsecured, and due on demand.
Interest is accrued at 10% per annum.                                                9,400             9,400

l) Notes payable to related party, unsecured, and due on demand.
Interest is accrued at 12% per annum.                                               12,173            13,373

m) Note payable to Haycock Petroleum, dated September 4, 2001, is payable in weekly payments of $1,944, including interest at 12% per
annum. Principal and interest are payable through August 28, 2002.                  50,921            60,702

                                      F-12





QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE (CONTINUED)

Notes payable consisted of the followings:

                                                                                        December 31,
                                                                                    2002             2001
-------------------------------------------------------------------------------------------------------------

n) Note payable to American Investment Financial, dated March 2, 2001, is payable in monthly payments of $20,296, including interest at 2.75%
over the prime rate. The note is guaranteed by the SBA office (75% of note amount) and is secured by the Company's fleet equipment and by
personal guaranty of the CEO.                                                      628,712         1,086,310

o) Note payable to M. Mann Fuel, payable in monthly payments of $1,647 with a UCC-filing

Total
Less: current portion                                                               39,418                 -
                                                                                -----------       -----------
                                                                                 1,487,690         1,962,994
Long-term debt, net                                                             (1,305,837)         (863,052)
                                                                                -----------       -----------

Following are matures of long-term debt for each of the next five years:        $  181,853        $1,099,942
                                                                                ===========       ==========

               AT DECEMBER 31,                  AMOUNT
               ---------------                --------
               2003                           $1,305,837
               2004                               81,455
               2005                               38,490
               2006                               30,435
               2007 and over                      31,473
                                              ----------
                 Total                        $1,487,690
                                              ==========

NOTE 9 - INCOME TAX

The Company files separate federal and state income tax returns with its subsidiaries.

The provision for income taxes consisted of the following:

                                           Years ended December 31,
                                           2002               2001
         ------------------------------------------------------------
         Federal                         $ 16,173           $  6,166
         State                              8,854             11,611
                                         --------           --------
           Total                         $ 25,027           $ 17,777
                                         ========           ========

As of December 31, 2002, the Company has net operating loss carryforwards, approximately, of $5.4 million and $2.6 million to reduce future federal and state taxable income, respectively. To the extent not utilized, the carryforwards will begin to expire through 2022. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAX

The deferred net tax assets consisted of the following:

                                                                     December 31,
                                                               2002               2001
-------------------------------------------------------------------------------------------
Deferred tax assets:
  Tax benefit on net operating loss carryforward             $2,016,330         $2,013,561
  Temporary difference in depreciation and amortization          71,667             51,845
  Allowance for doubtful account                                 21,747              6,955
  Tax benefit on capital loss carryforward                          901                901
  Less: valuation allowance                                  (2,099,186)        (2,073,262)
                                                             -----------        -----------
Deferred tax assets                                              11,459                  -
Deferred tax liabilities:
  Accrued vacation                                              (11,459)                 -
                                                             -----------        -----------
Total net deferred tax assets                                $        -         $        -
                                                             ===========        ===========

NOTE 10 - NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                               Years ended December 31,
                                                               2002                2001
--------------------------------------------------------------------------------------------
Numerator:
  Net income (loss) from continuing operations              $  (26,662)         $   97,625
  Net (loss) from discontinued operations                      (47,685)           (684,887)
                                                            -----------         -----------
  Net (loss)                                                $  (74,347)         $ (587,262)
                                                            -----------         -----------

Denominator:
  Weighted average of common shares                          3,651,301           3,651,301
                                                            -----------         -----------

Per share of common stock:
  Net income (loss) from continuing operations              $    (0.00)         $     0.00
  Net (loss) from discontinued operations                        (0.00)              (0.02)
                                                            -----------         -----------
  Net (loss) per share-basic and diluted                    $    (0.00)         $    (0.02)
                                                            ===========         ===========

NOTE 11 - RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company had a balance of $41,244 due from Accu Chem Conversions, LLC, of which all three officers of the Company are the members.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Accu Chem Converions, Inc. had three major customers that accounted for about $1,884,281 or 75% of the Company's sales for year ended December 31, 2002.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheet as of December 31, 2002.

NOTE 14 - COMMITMENTS

The Company lease certain facilities and equipment under operating leases. As of December 31, 2002, future minimum annual operating lease payments are as follows:

               YEAR ENDED DECEMBER 31,
               2003                                        $100,768
               2004                                         100,768
               2005                                         100,768
               2006                                          30,276
                                                           --------
                  Total                                    $322,581
                                                           ========

Rent expense for year ended December 31, 2002 was $179,511, net of sublease income of $50,213. Rent expense for year ended December 31, 2001 was $173,111, net of sublease income of $18,830.

QUADRATECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - LEGAL PROCEEDINGS

On March 15, 2002, the former owner of Mag Transport, Inc. (MAG) filed a claim against the company alleging that the Company failed to pay and to deliver regarding the Company's purchase of MAG. The alleged amount totaled $216,669 including cash, the Company's common shares and certain equipment. The Company filed a counter claim alleging that the plaintiff had misrepresented MAG's financial condition and had failed to disclose numerous liabilities. The Company believes that they have meritorious defenses against this action and will continue to vigorously defend it. On May 11, 2004, the United States District Court for the District of Utah denied, without prejudice, the Plaintiff's Joint Rule 56 motion for summary judgment and to enforce settlement agreement, and to dismiss the Company's counterclaim. After the acquisition, the Company recorded a liability of $158,937 that due to the Purchase. As of December 31, 2002, the balance reduced to $150,154.

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

In 2002, the State of Oregon Department of Transportation has asserted a claim against the Company for approximately $15,000 for unpaid use taxes. The claim amount of $11,354, after applying a bond of $6,366, was accrued in 2002.

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

NOTE 16 - SUBSEQUENT EVENTS

On June 20, 2003, AccuChem restructured a debt of $181,683 plus accrued interest of $123,731 with Admiral Transportation. Accordingly, a new note of $84,475 was issued to replace the old debt. The new note is compounded at 6% per annum and is amortized over 6 years commencing August 1, 2003. The settlement is considered to be a debt restructuring under SFAS No. 15 (see Note 8h).

On July 30, 2003, the Company and AccuChem entered into a Compromise Settlement and Mutual Release to settle a dispute with Coast Grain Company for alleged unpaid rent. AccuChem agreed to pay Coast Grain Company a sum of $47,500 with monthly payments through 2007 (see Note 8i).